Form 10-K
period 2015-02-28
EMMIS COMMUNICATIONS CORP
filed 2015-05-07
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the Fiscal Year Ended February 28, 2015

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $63,672,000.
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of May 1, 2015, was:
39,335,607         Class A Common Shares, $.01 par value
4,569,464        Class B Common Shares, $.01 par value
0          Class C Common Shares, $.01 par value
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2015 Annual Meeting of Shareholders expected to be filed within 120 days	Part III

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-K

CERTAIN DEFINITIONS
Unless the context requires otherwise, all references in this report to “Emmis,” “the Company,” “we,” “our,” “us,” and similar terms refer to Emmis Communications Corporation, Inc. and its consolidated subsidiaries.
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

PART I

ITEM 1. BUSINESS.
GENERAL
We are a diversified media company, principally focused on radio broadcasting. Emmis owns 19 FM and 4 AM radio stations in New York, Los Angeles, St. Louis, Austin (Emmis has a 50.1% controlling interest in Emmis’ radio stations located there), Indianapolis and Terre Haute, IN. One of the FM radio stations that Emmis currently owns in New York is operated pursuant to a Local Marketing Agreement ("LMA") whereby a third party provides the programming for the station and sells all advertising within that programming. Emmis also developed and licenses TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, and developed NextRadio®, a smartphone application that marries over-the-air FM radio broadcasts with visual and interactive features on smartphones.
In addition to our radio properties, we publish several city and regional magazines. Our publishing operations consist of Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati, and Orange Coast. We also operate Digonex Technologies, Inc. ("Digonex"), a dynamic pricing business.
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
Extend sales efforts into new market segments
Given the competitive pressures in many of our “traditional” advertising categories, we are expanding our network of advertiser relationships into not-for-profits, political advertising, corporate philanthropy, environmental initiatives and government agencies. These efforts primarily focus on the health care and education sectors. We believe our capabilities can address these clients’ under-served needs. The early return on these efforts has been encouraging and we plan to shift additional resources toward these efforts over time.
Enhance the efficiency of our operations
We believe it is essential that we operate our businesses as efficiently as possible. In response to the 2008 economic recession and more recent trends, we implemented a series of aggressive restructurings and cost cuts. We have also invested in common technology platforms across all of our radio and publishing entities to help further standardize our business processes.
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

RADIO STATIONS
In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA/Kelsey’s Media Access Pro database as of March 20, 2015. “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the March 2015 Portable People Meter™ (PPM™) results or, in the case of our Terre Haute stations, based on the Fall 2014 Nielsen Survey. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Nielsen.

STATION AND MARKET	MARKET RANK BY REVENUE	FORMAT	PRIMARY DEMOGRAPHIC TARGET AGES	RANKING IN PRIMARY DEMOGRAPHIC TARGET	STATION AUDIENCE SHARE
Los Angeles, CA	1
KPWR-FM		Hip-Hop	18-34	5	5.0
New York, NY [1]	2
WQHT-FM		Hip-Hop	18-34	3	6.9
WBLS-FM		Urban Adult Contemporary	25-54	4	6.0
WLIB-AM		Urban Gospel	25-54	48t	0.1
St. Louis, MO	20
KPNT-FM		Alternative Rock	18-34	1	11.1
KSHE-FM		Album Oriented Rock	25-54	1	8.4
KNOU-FM		Contemporary Hit Radio	18-34	11	4.1
KFTK-FM		Talk	25-54	19	1.8
Austin, TX	33
KLBJ-AM		News/Talk	25-54	16t	2.5
KLZT-FM		Mexican Regional	18-34	12t	3.4
KBPA-FM		Adult Hits	25-54	1	10.0
KLBJ-FM		Album Oriented Rock	25-54	5t	5.1
KGSR-FM		Adult Album Alternative	25-54	12	3.6
KROX-FM		Alternative Rock	18-34	1	9.0
Indianapolis, IN	38
WFNI-AM		Sports Talk	25-54	12t	3.4
WYXB-FM		Soft Adult Contemporary	25-54	6	5.9
WLHK-FM		Country	25-54	2	8.1
WIBC-FM		News/Talk	35-64	7	5.8
Terre Haute, IN	227
WTHI-FM		Country	25-54	1	16.8
WFNF-AM		Sports Talk	25-54	12	—
WFNB-FM		Adult Hits	25-54	9t	2.0
WWVR-FM		Classic Rock	25-54	3	10.9
1 Our fourth owned station in New York, WEPN-FM, is being operated pursuant to an LMA. Under the terms of the LMA, New York AM Radio LLC, a subsidiary of Disney Enterprises, Inc., provides the programming for the station and sells all advertising within that programming. Emmis continues to own and operate WEPN-FM.
In addition to our other radio broadcasting operations, we own and operate Network Indiana, a radio network that provides news and other programming to 85 affiliated radio stations in Indiana.

PUBLISHING OPERATIONS
We publish the following magazines:

Monthly
Paid & Verified Circulation[1]
Texas Monthly	300,600
Los Angeles	142,680
Atlanta	70,130
Orange Coast	48,460
Indianapolis Monthly	40,280
Cincinnati	35,340
1 Source: Publisher’s Statement subject to audit by the Alliance for Audited Media (as of December 31, 2014) or Circulation Verification Council (as of March 31, 2014)
NEW TECHNOLOGIES
We believe that the growth of new technologies present not only a challenge, but an opportunity for broadcasters and publishers. The primary challenge is increased competition for the time and attention of our listeners and readers. The opportunity is to further enhance the relationships we already have with our listeners and readers by expanding products and services offered by our stations and magazines and to potentially increase distribution to portable devices.
COMMUNITY INVOLVEMENT
We believe that to be successful, we must be integrally involved in the communities we serve. We see ourselves as community partners. To that end, each of our stations and magazines participates in many community programs, fundraisers and activities that benefit a wide variety of causes. Charitable organizations that have been the beneficiaries of our contributions, marathons, walkathons, concerts, fairs and festivals include, among others, The Salvation Army, Wish for Heroes, Habitat for Humanity, United Way,Juvenile Diabetes Research Foundation, Make-A-Wish Foundation, March of Dimes, Homeboy Industries, Los Angeles Unified School District, American Red Cross, St. Jude, and the Harlem Chamber of Commerce.
The National Association of Broadcasters Education Foundation (“NABEF”) has honored us with the Hubbard Award, honoring a broadcaster “for extraordinary involvement in serving the community.” Emmis was the second broadcaster to receive this prestigious honor, after the Hubbard family, for which the award is named. The NABEF also recognized Emmis’ WQHT-FM in New York for its outreach after Hurricane Sandy, both for the news coverage it provided and the relief efforts it organized in the weeks after the storm. WIBC-FM was nominated for a national Crystal Award from the National Association of Broadcasters for our efforts in the community in 2014.
INDUSTRY INVOLVEMENT
We have an active leadership role in a wide range of industry organizations. Our senior managers have served in various capacities with industry associations, including as directors of the National Association of Broadcasters, the Radio Advertising Bureau, the Radio Futures Committee, the Nielsen Audio Advisory Council, the Media Financial Management Association, MPA - the Association of Magazine Media, the City and Regional Magazine Association and as founding members of the Magazine Publishers of America. Our chief executive officer has been honored with the National Association of Broadcasters’ “National Radio Award” and as Radio Ink’s “Radio Executive of the Year.” Our management and on-air personalities have won numerous industry awards.
COMPETITION
Radio broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, cable, magazines, outdoor advertising, transit advertising, the Internet, satellite radio, direct marketing and mobile and wireless device marketing. Competition within the broadcasting industry occurs primarily in individual market areas, so that a station in one market (e.g., New York) does not generally compete with stations in other markets (e.g., Los Angeles). In each of our markets, our stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors that are material to competitive position include the station’s rank in its market in terms of the number of listeners, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. We attempt to improve our competitive position with programming and promotional campaigns aimed at the demographic groups targeted by our stations. We also seek to improve our position through sales efforts designed to attract advertisers that have done little or no radio advertising by emphasizing the effectiveness of radio advertising in increasing the advertisers’ revenues. The policies and rules of the Federal Communications Commission (the “FCC”) permit certain joint ownership and joint operation of local stations. Most of our radio stations take advantage of these joint arrangements in an effort to lower operating costs and to offer advertisers more attractive rates and services. Although we believe that each of our stations can compete effectively in its market, there can be no assurance that any of our stations will be able to maintain or increase its current audience ratings or advertising revenue market share.
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
ADVERTISING SALES
Our stations and magazines derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 28, 2015, approximately 22% of our total advertising revenues were derived from national sales, and 78% were derived from local sales. For the year ended February 28, 2015, our radio stations derived a higher percentage of their advertising revenues from local and regional sales (82%) than our publishing entities (67%).
EMPLOYEES
As of February 28, 2015, Emmis had approximately 785 full-time employees and approximately 335 part-time employees. Approximately 35 employees are represented by unions at our various radio stations. We consider relations with our employees to be good.
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
LICENSE RENEWAL. Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. The following table sets forth our FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain (for our FM stations only), power and frequency of all owned stations as of April 30, 2015:

				Expiration Date of License[1]			Height Above Average Terrain (in feet)	Power (in Kilowatts)
Radio Market	Stations	City of License	Frequency			FCC Class
Los Angeles, CA	KPWR-FM	Los Angeles, CA	105.9	December 2021		B	3,035	25
New York, NY	WQHT-FM	New York, NY	97.1	June 2014	[2]	B	1,339	6.7
	WBLS-FM	New York, NY	107.5	June 2022		B	1,362	4.2
	WLIB-AM	New York, NY	1190	June 2022		B	N/A	10 D / 30 N
	WEPN-FM	New York, NY	98.7	June 2022		B	1,362	6
St. Louis, MO	KFTK-FM	Florissant, MO	97.1	February 2021		C1	561	100
	KNOU-FM	St. Louis, MO	96.3	February 2021		C1	1,014	92
	KPNT-FM	Collinsville, IL	105.7	December 2020		C1	835	54
	KSHE-FM	Crestwood, MO	94.7	February 2021		C0	1,014	100
Austin, TX	KBPA-FM	San Marcos, TX	103.5	August 2021		C0	1,257	100
	KGSR-FM	Cedar Park, TX	93.3	August 2021		C	1,926	100
	KLZT-FM	Bastrop, TX	107.1	August 2021		C2	499	49
	KLBJ-AM	Austin, TX	590	August 2021		B	N/A	5 D / 1 N
	KLBJ-FM	Austin, TX	93.7	August 2021		C	1,050	97
	KROX-FM	Buda, TX	101.5	August 2021		C2	847	12.5
Indianapolis, IN	WFNI-AM	Indianapolis, IN	1070	August 2020		B	N/A	50 D / 10 N
	WLHK-FM	Shelbyville, IN	97.1	August 2020		B	732	23
	WIBC-FM	Indianapolis, IN	93.1	August 2020		B	991	13.5
	WYXB-FM	Indianapolis, IN	105.7	August 2020		B	492	50
Terre Haute, IN	WTHI-FM	Terre Haute, IN	99.9	August 2020		B	489	50
	WWVR-FM	West Terre Haute, IN	105.5	August 2020		A	295	3.3
	WFNB-FM	Brazil, IN	92.7	August 2020		A	299	6
	WFNF-AM	Brazil, IN	1130	August 2020		D	N/A	0.5 D / 0.02 N
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
A petition to deny was filed against the renewal application for WQHT, and remains pending.
REVIEW OF OWNERSHIP RESTRICTIONS. The FCC is required by statute to review all of its broadcast ownership rules on a quadrennial basis (i.e., every four years) and to repeal or modify any of its rules that are no longer “necessary in the public interest.”
Despite several such reviews and appellate remands, the FCC’s rules limiting the number of radio stations that may be commonly owned, or owned in combination with a television station, in a local market have remained largely intact. The FCC's previous ownership reviews have been subject to litigation. The most recent court decision was issued by the Third Circuit in July 2011 and upheld the FCC’s decisions regarding all of its rules except for a revised newspaper/broadcast cross-ownership rule, which the Court vacated and remanded to the Commission based on the Court’s finding that the agency had failed to provide adequate notice and opportunity for comment on the changes to that rule. The Supreme Court denied petitions for certiorari of the Third Circuit’s decision in June 2012. In 2010, the FCC again commenced a quadrennial review of its broadcast ownership rules, which it subsequently incorporated into the record of its 2014 quadrennial review launched in April 2014. At the same time it launched the 2014 review, the FCC issued an order that attributed Joint Sales Agreements for television stations, and several parties (not including Emmis) have appealed that decision and the FCC's failure to complete the 2010 quadrennial review. Both the quadrennial review proceeding and the court appeals remain pending, and we cannot predict whether these proceedings will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.
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
For purposes of applying these numerical limits, the FCC has also adopted rules with respect to (i) so-called local marketing agreements, or “LMAs,” by which the licensee of one radio station provides programming for another licensee’s radio station in the same market and sells all of the advertising within that programming and (ii) so-called joint sale agreements, or “JSAs,” by which the licensee of one station sells the advertising time on another station in the market. Under these rules, an entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% of the advertising time, on another radio station in the same market pursuant to an LMA or JSA is generally required to count the station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming to another station under an LMA, or sell advertising on another station pursuant to a JSA, if we could not acquire that station under the local radio ownership rule. In the 2010 and 2014 quadrennial reviews, the FCC has also sought comment on whether to expand the categories of agreements that are considered for purposes of evaluating compliance with the ownership rules to include agreements such as “shared services agreements” and/or “local news service” agreements.
On April 26, 2012, a subsidiary of Emmis entered into an LMA with New York AM Radio, LLC pursuant to which, commencing April 30, 2012, it began purchasing from Emmis the right to provide programming on radio station WEPN-FM, 98.7FM, New York, NY until August 31, 2024, subject to certain conditions. Disney Enterprises, Inc., the parent company of New York AM Radio, LLC, has guaranteed the obligations under the LMA. Emmis’ subsidiary will retain ownership of the 98.7FM FCC license during the term of the LMA and will receive an annual fee of $8.4 million for the first year of the term under the LMA, which fee increases by 3.5% each year thereafter until the LMA’s termination.
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
ALIEN OWNERSHIP. Under the Communications Act, no FCC license may be held by a corporation if more than one-fifth of its capital stock is owned or voted by aliens or their representatives, a foreign government or representative thereof, or an entity organized under the laws of a foreign country (collectively, “Non-U.S. Persons”). Furthermore, the Communications Act provides that no FCC license may be granted to an entity directly or indirectly controlled by another entity of which more than one-fourth of its capital stock is owned or voted by Non-U.S. Persons if the FCC finds that the public interest will be served by the denial of such license. The FCC staff has interpreted this provision to require an affirmative public interest finding to permit the grant or holding of a license, and such a finding has been made only in limited circumstances. In November 2013 the FCC clarified that it would accept requests to allow foreign investment above 25% in broadcast holding companies, and that it would evaluate those requests on a case-by-case basis to determine whether the requesting party had provided a sufficient public interest showing. The foregoing restrictions on alien ownership apply in modified form to other types of business organizations, including partnerships and limited liability companies. An LMA with a foreign owned company is not prohibited as long as the non-foreign holder of the FCC license continues to control and operate the station. Our Second Amended and Restated Articles of Incorporation and Amended and Restated Code of By-Laws authorize the Board of Directors to prohibit such restricted alien ownership, voting or transfer of capital stock as would cause Emmis to violate the Communications Act or FCC regulations.
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
Emmis acquired WBLS and WLIB from a subsidiary of YMF Media (“YMF”), which itself had acquired those stations from a subsidiary of Inner City Broadcasting. Several individuals filed petitions to deny the application requesting FCC approval of the assignment of the stations’ licenses from Inner City to YMF, which the Media Bureau denied. Several petitioners filed an application for review of the Media Bureau decision, which the Commission denied. These petitioners appealed the Commission’s decision to the United States Court of Appeals for the D.C. Circuit, and their appeal remains pending. No party challenged the subsequent assignment of the stations’ licenses from YMF to Emmis, and the time for filing any such challenges has expired. However, in March 2015, one party filed a lawsuit in the Federal District Court of New York challenging the transfer of the assets of WBLS-FM and WLIB-AM from Inner City to YMF, and claimed that Emmis had exerted undue influence in securing the FCC's consent to the transfer of the FCC licenses of WBLS-FM and WLIB-AM from YMF to Emmis. Emmis believes the claims are without merit.
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
The company has received letters of inquiry from the FCC alleging violations of the indecency rules. The broadcasts covered by these letters of inquiry could result in the imposition of liability.
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
In order to broadcast musical compositions or to stream them over the Internet, Emmis must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers). These copyright owners often rely on organizations known as performing rights organizations, which negotiate licenses with copyright users for the public performance of their compositions, collect royalties, and distribute them to copyright owners. The three major performing rights organizations, from which Emmis has licenses and to which Emmis pays royalties, are the American Society of Composers, Authors, and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), and SESAC, Inc. (“SESAC”). These rates are set periodically and are often negotiated by organizations acting on behalf of broadcasters, and may increase in the future. It also is possible that songwriters or publishers may disassociate with these performing rights organizations, or that additional such organizations could emerge in the future. If a significant number of musical composition copyright owners withdraw from the established performing rights organizations, or if new performing rights organizations form, Emmis’ royalty rates or negotiation costs could increase.
In order to stream music over the Internet, Emmis must also obtain performance rights licenses and pay public performance royalties to the owners of copyrights in sound recordings (typically, artists and record companies). For the license period 2006-2015, Emmis has been paying royalty rates for non-interactive Internet streaming of sound recordings in accordance with a settlement agreement reached in February 2009 between the National Association of Broadcasters (“NAB”) and SoundExchange (the entity that represents the recording industry and receives royalty payments from webcasters). On March 9, 2011, the Copyright Royalty Board (“CRB”) published statutory royalty rates and terms for non-interactive Internet streaming of sound recordings for 2011-2015. The rates do not apply to services, like Emmis’ Internet streaming services, that are governed by the NAB-SoundExchange settlement. For radio broadcasters, however, the CRB modeled the statutory rates after the rates agreed to in the settlement; both sets of rates increase from 0.17 cent per listener per song in 2011 to 0.25 cent per listener per song in 2015. The CRB has commenced a proceeding to set rates for the upcoming 2016-2020 license period, which remains pending and will be decided by the end of 2015. We cannot predict the outcome of that proceeding or determine the impact (if any) on our business of any new rates the CRB may set or the parties may agree to for the upcoming license period.
In addition, lawsuits have been filed under various state laws regarding the ability of digital audio transmission services to publicly perform or reproduce sound recordings fixed prior to February 15, 1972 (“pre-1972 sound recordings”). Such sound recordings currently are exempt from federal copyright protection. The 1976 Copyright Act provides that pre-1972 sound recordings may be the subject of state copyright protection until 2067. As a result, there are various protections of pre-1972 sound recordings in place across various states, and the scope of protections and of exceptions and limitations to those protections is unclear. In 2014, two courts issued decisions in favor of the copyright owners. If appellate courts affirm these rulings and the decisions are interpreted to apply to radio broadcasting or Internet streaming, this could impede Emmis’ ability to broadcast and/or stream pre-1972 sound recordings and/or increase its costs.
Legislation also has previously been introduced in Congress that would require the payment of performance royalties to artists, musicians, or record companies whose music is played on terrestrial radio stations, ending a long-standing copyright law exception. If enacted, such legislation could have an adverse impact on the cost of music programming.
In December 2007, the FCC initiated a proceeding to consider imposing requirements intended to promote broadcasters’ service to their local communities, including (i) requiring stations to establish a “community advisory board,” (ii) reinstating a requirement that a station’s main studio be in its community of license and (iii) imposing local programming “guidelines” that, if not met, would result in additional scrutiny of a station’s license renewal application. While many broadcasters have opposed these proposals, we cannot predict how the FCC will resolve the issues.
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
Congress and the FCC also have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of additional matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations and/or affect our ability to acquire additional broadcast stations or finance such acquisitions. Such matters include, but are not limited to:

•	proposals to require radio stations to post their public files online rather than keep them in paper format at their main studios;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	proposals to repeal or modify some or all of the FCC’s multiple ownership rules and/or policies;

•	proposals to change rules relating to political broadcasting;

•	technical and frequency allocation matters;

•	AM stereo broadcasting;

•	proposals to modify service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals to tighten safety guidelines relating to radio frequency radiation exposure;

•	proposals permitting FM stations to accept formerly impermissible interference;

•	proposals to reinstate holding periods for licenses;

•	changes to broadcast technical requirements related to the implementation of SDARS;

•	proposals to reallocate spectrum associated with TV channels 5 and 6 for FM radio broadcasting;

•	proposals to modify broadcasters’ public interest obligations;

•	proposals to limit the tax deductibility of advertising expenses by advertisers; and

•	proposals to regulate violence and hate speech in broadcasts.
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
GEOGRAPHIC FINANCIAL INFORMATION
The Company’s segments operate exclusively in the United States. We formerly operated radio networks in eastern Europe, all of which were sold or ceased broadcasting as of February 28, 2013. All financial information related to our international radio operations has been reclassified to discontinued operations in the accompanying consolidated financial statements.

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
We believe that advertising is a discretionary business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, a downturn in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. A recession or downturn in the economy of any individual geographic market, particularly a major market such as Los Angeles or New York, also generally has a significant effect on us. The 2008 economic recession negatively impacted our results of operations. While economic conditions have generally improved, the performance of the general economy is still erratic. Our results of operations could be negatively impacted by delays or reversals in the economic recovery or by future economic downturns.
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
From time to time, other stations may change their format or programming, a new station may adopt a format to compete directly with our stations for audiences and advertisers, or stations might engage in aggressive promotional campaigns. These tactics could result in lower ratings and advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Any failure by us to respond, or to respond as quickly as our competitors, could also have an adverse effect on our business and financial performance. In February 2015, one of our large competitors changed the format of one of its radio stations in the Los Angeles radio market to more directly compete with our radio station in Los Angeles. We expect this recent development in Los Angeles to negatively impact our financial performance in fiscal 2016 and possibly in succeeding years.
Because of the competitive factors we face, we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue.
Our radio operations are heavily concentrated in the New York and Los Angeles markets.
Our radio operations in New York and Los Angeles, including the LMA fee we receive from a subsidiary of Disney, accounted for approximately 54% of our radio revenues in fiscal 2015. Our results from operations can be materially affected by decreased ratings or resulting revenues in either one of these markets.
Our radio operations lack the scale of some of our competitors, especially in the New York and Los Angeles markets.
We currently own one station in Los Angeles and four stations in New York, one of which is being programmed by another broadcaster under the terms of an LMA. Some of our competitors in these markets have larger clusters of radio stations. Our competitors may be able to leverage their market share to extract a greater percentage of available advertising revenues in these markets and may be able to realize operating efficiencies by programming multiple stations in a market. Also, given the reliance on single formats in each of these markets, our results from operations can be materially affected by additional format competition by our competitors.
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
Each of our radio stations operates pursuant to one or more licenses issued by the FCC. Under FCC rules, radio licenses are granted for a term of eight years. Our licenses expire at various times through June 2022. Although we will apply to renew these licenses, third parties may challenge our renewal applications. While we are not aware of facts or circumstances that would prevent us from having our current licenses renewed, there can be no assurance that the licenses will be renewed or that renewals will not include conditions or qualifications that could adversely affect our business and operations. Failure to obtain the renewal of any of our broadcast licenses may have a material adverse effect on our business and operations. In addition, if we or any of our officers, directors or significant stockholders materially violates the FCC’s rules and regulations or the Communications Act, is convicted of a felony or is found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition from a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us which could involve the imposition of monetary fines, the revocation of our broadcast licenses or other sanctions. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the applicable radio station only after we had exhausted all rights to administrative and judicial review without success.
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
Our radio stations employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective broadcast areas. These on-air personalities are sometimes significantly responsible for the ranking of a station and, thus, the ability of the station to sell advertising. Recently, a competitor hired our morning radio host in Los Angeles to host a morning show on a station that recently changed format to directly compete with us. The loss of our morning radio host in Los Angeles and the addition of a direct format competitor will negatively impact our financial performance in fiscal 2016 and possibly succeeding years. Other key individuals may not remain with our radio stations and we may not retain their audiences.
Impairment losses related to our intangible assets have reduced our earnings.
We have reported significant net losses in our consolidated statement of operations in the past as result of recording non-cash impairment charges, mostly related to FCC licenses and goodwill. In fiscal 2011, fiscal 2013 and most recently in fiscal 2015, we incurred impairment losses of $7.0 million, $11.4 million and $67.9 million, respectively. In fiscal 2009 during the US economic recession, we recorded an impairment loss of $373.4 million. As of February 28, 2015, our FCC licenses and goodwill comprise 67% of our total assets. If events occur or circumstances change that would reduce the fair value of the FCC licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods.
Future operation of our business may require significant additional capital.
The continued development, growth and operation of our businesses may require substantial capital. In particular, additional acquisitions may require large amounts of capital. We intend to fund our growth, including acquisitions, if any, with cash generated from operations, borrowings under our Credit Agreement, dated June 10, 2014 (the “2014 Credit Agreement”), and proceeds from future issuances of debt and equity, both public and private. Currently, the 2014 Credit Agreement substantially limits our ability to make acquisitions. Our ability to raise additional debt or equity financing is subject to market conditions, our financial condition and other factors. If we cannot obtain financing on acceptable terms when needed, our results of operations and financial condition could be adversely impacted.
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
There are proposed changes to the accounting guidance that could require us to recognize our current operating leases on the balance sheet. As of February 28, 2015, we had operating lease commitments of approximately $60.8 million. These leases are classified as operating leases and disclosed in Note 11 to our accompanying consolidated financial statements. Currently, operating leases are classified as off-balance sheet transactions and only the current year operating lease expense is accounted for in the consolidated statements of operations as rent expense. All of our leases, which have been classified as operating leases, require us to make certain estimates at the inception of the lease in order to determine whether the lease is operating or capital. The proposed change would require that substantially all operating leases be recognized as assets (the right to use the leased property) and liabilities (the present value of future lease payments). The effective date has not been determined and may require retrospective adoption. If adopted in its present form, this would result in: (1) an increase in the assets and liabilities reflected on our consolidated balance sheets; and (2) an increase in our interest expense and depreciation and amortization expense and a decrease to our rent expense reflected on our consolidated statements of operations.
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
We operate as a holding company. All of our radio stations and magazines are currently owned and operated by our subsidiaries. Emmis Operating Company (“EOC”), our wholly-owned subsidiary, is the borrower under our credit facility. All of our station and magazine operating subsidiaries and FCC license subsidiaries are subsidiaries of EOC. Further, we guarantee EOC’s obligations under the credit facility and substantially all of EOC’s assets are pledged as collateral under the credit facility. As a holding company, our only source of cash to pay our obligations, including corporate overhead expenses, is cash distributed from our subsidiaries. We currently expect that the majority of the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations. Even if our subsidiaries elect to make distributions to us, we cannot be assured that applicable state law and contractual restrictions, including covenants contained in our credit facility, would permit such dividends or distributions.

Risks Related to our Indebtedness:
Our substantial indebtedness could adversely affect our financial health.
We have a significant amount of indebtedness. At February 28, 2015, our total indebtedness was $269.6 million, consisting of $193.0 million under our 2014 Credit Agreement, $70.4 million of 98.7FM nonrecourse debt and $6.2 million of other long-term debt. The Company expects that proceeds from the LMA in New York with a subsidiary of Disney will be sufficient to pay all debt service related to the 98.7FM nonrecourse debt. Our shareholders’ deficit was $58.8 million. Our substantial indebtedness could have important consequences to investors. For example, it could:

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

•	result in higher interest expense in the event of increases in interest rates because some of our debt is at variable rates of interest;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

•	place us at a competitive disadvantage compared to some of our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our 2014 Credit Agreement, our ability to borrow additional funds.
If we cannot continue to comply with the financial covenants in our debt instruments, or obtain waivers or other relief from our lenders, we may default, which could result in loss of our sources of liquidity and acceleration of our indebtedness.
We have a substantial amount of indebtedness, and the instruments governing such indebtedness contains restrictive financial covenants. Our ability to comply with the covenants in our debt instruments will depend upon our future performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. We may not be able to maintain compliance with all of these covenants. In that event, we would need to seek an amendment to our debt instruments, or would need to refinance our debt instruments. There can be no assurance that we can obtain future amendments or waivers of our debt instruments, or refinance our debt instruments and, even if so, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future. In the event that we do not maintain compliance with the covenants under our debt instruments, the lenders could declare an event of default, subject to applicable notice and cure provisions, resulting in a material adverse impact on our financial position. Upon the occurrence of an event of default under our debt instruments, the lenders could elect to declare all amounts outstanding under our 2014 Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Our lenders under our 2014 Credit Agreement have taken security interests in substantially all of our consolidated assets. If the lenders accelerate the repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of our debt instruments, and we cannot be assured that sufficient assets will remain for us to continue our business operations after we have paid all of the borrowings under our debt instruments. Our ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.
Our 98.7FM debt is not subject to these risks to the same degree as the debt under our 2014 Credit Agreement, as certain rights and payments under the 98.7FM LMA have been assigned to the holder of the 98.7FM debt, the 98.7FM debt is generally nonrecourse to the rest of Emmis, and the LMA payments have been guaranteed by Disney Enterprises, Inc.
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
Our 2014 Credit Agreement, as amended, requires us to repay $3.2 million of our term notes in fiscal 2016 and $9/3 million annually thereafter in addition to periodic interest payments. Our ability to make payments on our indebtedness and to fund capital expenditures will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our businesses might not generate sufficient cash flow from operations. We might not be able to complete future offerings, and future borrowings might not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Risks Related to our Common Stock:
One shareholder controls a majority of the voting power of our common stock, and his interest may conflict with those of other shareholders.
As of May 1, 2015, our Chairman of the Board of Directors, Chief Executive Officer and President, Jeffrey H. Smulyan, beneficially owned shares representing approximately 54.5% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13d-3 of the Exchange Act. He therefore is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter/antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that generally range from five to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $60.8 million in aggregate minimum rental commitments under real estate leases. Many of these leases contain escalation clauses such as defined contractual increases or cost-of-living adjustments.
Our principal executive offices are located at 40 Monument Circle, Suite 700, Indianapolis, Indiana 46204, in approximately 91,500 square feet of owned office space which is shared by our Indianapolis radio stations and our Indianapolis Monthly publication. This property is subject to a mortgage under our 2014 Credit Agreement.
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
On July 7, 2014, individuals who had been seeking to overturn the FCC’s approval of the transfer of the broadcast licenses for WBLS-FM and WLIB-AM from entities associated with Inner City Broadcasting to YMF (the entities that subsequently sold the two stations to Emmis) filed with the U.S. Court of Appeals for the District of Columbia Circuit a Notice of Appeal of the FCC’s approval of the transfer. Based upon the facts alleged in the case and the extensive precedent of courts not overturning FCC approvals of transfers of broadcast licenses except in exceedingly rare circumstances. Additionally, in March 2015, an individual filed a lawsuit in the Federal District Court of New York challenging the transfer of the assets of WBLS-FM and WLIB-AM from Inner City to YMF, and claimed that Emmis had exerted undue influence in securing the FCC's consent to the transfer of the FCC licenses of WBLS-FM and WLIB-AM from YMF to Emmis. Emmis believes the appeal and the claims in the lawsuit are without merit.
Certain groups and individuals have challenged an application for renewal of one of Company's FCC licenses. This challenge is currently pending before the FCC. Emmis does not expect the challenge to result in the denial of our license renewal.

EXECUTIVE OFFICERS OF THE REGISTRANT
Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

NAME	POSITION	AGE AT FEBRUARY 28, 2015	YEAR FIRST ELECTED OFFICER
Richard F. Cummings	President—Radio Programming	63	1984
J. Scott Enright	Executive Vice President, General Counsel and Secretary	52	1998
Gregory T. Loewen	President—Publishing Division and Chief Strategy Officer	43	2007
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
Mr. Loewen was appointed President – Publishing Division and Chief Strategy Officer in March 2010. Mr. Loewen has also served as President of Digonex since our acquisition of a controlling interest in June 2014. Previously, Mr. Loewen served as Chief Strategy Officer from February 2007 to February 2010. Prior to joining Emmis in February 2007, Mr. Loewen served as Vice President of Digital Media and Strategy for The Toronto Star.

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
The following table sets forth the high and low sales prices of the Class A common stock for the periods indicated.

QUARTER ENDED	HIGH	LOW
May 2013	$1.85	$1.43
August 2013	$3.44	$1.58
November 2013	$3.61	$2.19
February 2014	$3.67	$2.34

May 2014	$3.63	$2.74
August 2014	$3.07	$2.41
November 2014	$2.70	$1.66
February 2015	$2.22	$1.67
HOLDERS
At May 1, 2015, there were 4,845 record holders of the Class A common stock, and there was one record holder of the Class B common stock.
DIVIDENDS
Emmis currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future. Emmis’ 2014 Credit Agreement sets forth certain restrictions on our ability to pay dividends. See Note 5 to the accompanying consolidated financial statements for more discussion of the 2014 Credit Agreement.
In connection with the September 4, 2012 amendment to the Company’s Articles of Incorporation, all accumulated but undeclared dividends on our Preferred Stock were canceled and the Preferred Stock was changed from cumulative to noncumulative. This amendment is the subject of litigation discussed under Part I, Item 3, “Legal Proceedings.”

SHARE REPURCHASES
During the three-month period ended February 28, 2015, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended February 28, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
December 1, 2014 - December 31, 2014	—	N/A	—	$—
January 1, 2015 - January 31, 2015	2,332	$1.82	—	$—
February 1, 2015 - February 28, 2015	23,548	$2.15	—	$—
	25,880		—
Series A Non-Cumulative Convertible Preferred Stock
December 1, 2014 - December 31, 2014	—	N/A	—	$392,875
January 1, 2015 - January 31, 2015	—	N/A	—	$392,875
February 1, 2015 - February 28, 2015	—	N/A	—	$392,875
	—		—

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
The following line graph compares the yearly percentage change in the cumulative total shareholder return of our Class A common stock with the cumulative total return of the Nasdaq Stock Market Index and the cumulative total return of an index of certain peer radio broadcasting companies with which the Company competes from February 28, 2010, to the fiscal year ended February 28, 2015. The peer group is comprised of Cumulus Media Inc., Entercom Communications Corp., Radio One, Inc. and Beasley Broadcast Group, Inc. The performance graph assumes that an investment of $100 was made in the Class A common stock and in each index on February 28, 2010 and that all dividends were reinvested.

	2/28/2010	2/28/2011	2/29/2012	2/28/2013	2/28/2014	2/28/2015
Emmis	$100.00	$122.22	$81.11	$178.89	$348.89	$238.89
NASDAQ	$100.00	$124.31	$132.55	$141.19	$192.48	$221.76
Peer Group	$100.00	$138.93	$83.31	$95.69	$185.13	$121.18

ITEM 6. SELECTED FINANCIAL DATA.
The selected financial data as of and for year ended February 28, 2015 and for the four prior years are derived from our audited consolidated financial statements. The selected financial data for the years ended February 28, 2013, 2014 and 2015 and balance sheets as of February 28, 2014 and 2015 are qualified by reference to, and should be read in conjunction with, the corresponding audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The selected financial data for the years ended February 28 (29), 2011 and 2012 and the balance sheets as of February 28 (29), 2011, 2012 and 2013 are derived from financial statements not included herein.
Our financial results are not comparable from year to year due to acquisitions and dispositions of radio stations and other businesses, impairments of broadcasting licenses and goodwill and other significant events including:

•
During the years ended February 28, 2011, 2013 and 2015, we recorded impairment losses in continuing operations of $7.0 million, $11.4 million and $67.9 million, respectively. See the notes accompanying the consolidated financial statements for further discussion of the contributing factors to the impairment;

•
On February 11, 2014, we entered into an LMA in connection with an agreement to purchase WBLS-FM and WLIB-AM in New York. The LMA commenced on March 1, 2014. We completed the acquisition in two closings, the first of which occurred on June 10, 2014 and the second of which occurred on February 13, 2015. In connection with the first closing, we refinanced our credit agreement debt, so our total debt outstanding and interest rate both increased;

•
The Company historically recorded a full valuation allowance on all U.S. (federal and state) deferred tax assets. During the year ended February 28, 2014, principally due to improved operating results, the Company determined that a valuation allowance on most of its deferred tax assets was no longer appropriate and reversed the valuation allowance on all U.S. deferred tax assets (with the exception of certain state NOL DTAs). Due to market conditions in fiscal 2015 that were significantly weaker than expected, particularly in the New York radio market, coupled with significant impairment losses recorded in the year, we reinstated a full valuation allowance on U.S. (federal and state) deferred tax assets as of February 28, 2015;

•
Throughout the five-year period ending on February 28, 2015, the Company disposed of numerous radio stations, including both of its stations in Chicago, one station in New York and one station in Los Angeles. The net proceeds from station sales were generally used to pay down long-term debt. The decrease in our long-term debt balance coupled with lower rates on outstanding debt balances subsequent to our debt refinancing in December 2012 substantially decreased our interest expense until our acquisition of WBLS-FM and WLIB-AM as discussed above; and

•
On September 1, 2011, Emmis sold a controlling interest in WRXP-FM (New York), WLUP-FM (Chicago) and WKQX-FM (Chicago). Emmis retained a preferred equity interest and common equity interest in the company that purchased the stations. Due to its continued equity interests, the Company did not reclassify the results of operations of these stations (which includes a gain on sale of controlling interest of $31.9 million during the year ended February 29, 2012) to discontinued operations, which affects comparability amongst the periods presented below. During the year ended February 29, 2012, Emmis incurred approximately $2.5 million of equity-method losses related to its retained investment in these stations and recorded an other-than-temporary impairment loss of $13.9 million, reducing the carrying amount of the investment to zero.

	Year ended February 28 (29),
	2011	2012	2013	2014	2015
	(in 000's, except per share data)
Operating Data:
Net revenues	$216,486	$202,218	$196,084	$205,146	$237,938
(Loss) income from continuing operations	$(3,319)	$35,725	$(1,829)	$48,655	$(95,985)
(Loss) income from continuing operations per share (basic)	$(0.46)	$2.21	$(0.21)	$1.08	$(2.33)
(Loss) income from continuing operations per share (diluted)	$(0.46)	$0.69	$(0.21)	$0.94	$(2.33)

Balance Sheet Data:
Total assets	$472,477	$340,769	$261,624	$265,348	$334,732
Long-term debt, net of current portion	$327,704	$229,725	$131,494	$114,926	$254,150

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
GENERAL
The following discussion pertains to Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “Emmis” or the “Company”).
We own and operate radio and publishing properties located in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent approximately 70% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. The Nielsen Company generally measures radio station ratings weekly for markets measured by the Portable People Meter™ and two times a year for markets measured by diaries. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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

	Year ended February 28,
	2013	% of Total	2014	% of Total	2015	% of Total
Net revenues:
Local	$103,089	52.6%	$108,010	52.7%	$130,257	54.7%
National	31,253	15.9%	31,995	15.6%	35,819	15.1%
Political	2,242	1.1%	604	0.3%	1,434	0.6%
Publication Sales	6,141	3.1%	6,312	3.1%	6,076	2.6%
Non Traditional	19,653	10.0%	20,762	10.1%	23,810	10.0%
Interactive	8,969	4.6%	11,429	5.6%	12,894	5.4%
LMA Fees	8,609	4.4%	10,331	5.0%	10,331	4.3%
Other	16,128	8.3%	15,703	7.6%	17,317	7.3%
Total net revenues	$196,084		$205,146		$237,938
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
KNOWN TRENDS AND UNCERTAINTIES
Although advertising revenues have stabilized following the 2008 economic recession, radio revenue growth remains challenged. Management believes this is principally the result of two factors: (1) new media, such as various media distributed via the Internet, telecommunication companies and cable interconnects, as well as social networks, have gained advertising share against radio and other traditional media and created a proliferation of advertising inventory and (2) the fragmentation of the radio audience and time spent listening caused by satellite radio and streaming radio has led some investors and advertisers to conclude that the effectiveness of radio advertising has diminished.

The Company and the radio industry have begun several initiatives to address these issues. The radio industry is working aggressively to increase the number of smartphones and other wireless devices that contain an enabled FM tuner. Most smartphones currently sold in the United States contain an FM tuner. However, most wireless carriers in the United States do not permit the FM tuner to receive the free over-the-air local radio stations it was designed to receive. Furthermore, in many countries outside the United States, enabled FM tuners are made available to smartphone consumers; consequently, radio listening increases. Activating FM as a feature on smartphones sold in the United States has the potential to increase radio listening and improve perception of the radio industry while offering network providers the benefits of a proven emergency notification system, reduced network congestion from audio streaming services, and a host of new revenue generating applications. Emmis is at the leading edge of this initiative and has developed TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, and NextRadio®, a smartphone application that marries over-the-air FM radio broadcasts with visual and interactive features, as an industry solution to enrich the user experience of listening to free over-the-air radio broadcasts on their enabled smartphones.
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's NextRadio smartphone application in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. During the years ended February 28, 2014 and 2015, Emmis' funding of NextRadio's obligation to Sprint was $1.1 million and $0.5 million, respectively. These amounts are included in station operating expenses in the accompanying consolidated statements of operations. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through February 28, 2015, the NextRadio application had not generated a material amount of revenue. The radio industry continues to work with other leading United States wireless network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones.
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
The results of our radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for more than 50% of our radio net revenues. During the year ended February 28, 2015, KPWR-FM in Los Angeles and our New York cluster, which includes WQHT-FM, WBLS-FM and WLIB-AM, experienced revenue performance that was better than their respective markets. While our relative performance was good, the underlying market trends remain weak in both the Los Angeles and New York radio markets, which were down 2.6% and 7.0%, respectively, for the twelve months ended February 28, 2015, according to Miller Kaplan Arase LLP ("Miller Kaplan"), an independent public accounting firm used by the radio industry to compile revenue information.
Our acquisition of WBLS-FM and WLIB-AM in New York in fiscal 2015 enhanced our ability to adapt to competitive environment shifts in that market, but our single station in the Los Angeles market has less ability to adapt. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates and may be able to realize operating efficiencies by programming multiple stations in these markets. In February 2015, one of our large competitors changed the format of one of its radio stations in the Los Angeles radio market to more directly compete with our radio station in Los Angeles. In addition, the new station hired our former KPWR-FM morning radio host to be its morning radio host. We expect this recent development in Los Angeles to negatively impact our financial performance in fiscal 2016 and possibly in succeeding years.
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
Digonex provides a dynamic pricing service to online retailers, attractions, live event producers and other customers. Revenue is recognized as recommended prices are delivered to customers. In some cases, this is upon initial delivery of prices, such as for implementations, or over the period of the services agreement for fee-based pricing. Revenue pursuant to some service agreements is not earned until tickets or merchandise are sold and, therefore, revenue is recognized as tickets are sold for the related events or as merchandise is sold.
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of February 28, 2015, we have recorded approximately $225.4 million in goodwill and FCC licenses, which represents approximately 67% of our total assets.
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
Below are some of the key assumptions used in our annual impairment assessments. As part of our December 1, 2014 annual impairment assessment, we reduced long-term growth rates in most of the markets in which we operate based on recent industry trends and our expectations for the markets going forward. The methodology used to value our FCC licenses has not changed in the three-year period ended February 28, 2015.

	December 1, 2012	December 1, 2013	December 1, 2014
Discount Rate	11.9% - 12.3%	12.0% - 12.4%	12.1% - 12.5%
Long-term Revenue Growth Rate	2.3% - 3.3%	2.3% - 3.1%	1.5% - 3.0%
Mature Market Share	3.2% - 29.4%	3.5% - 30.2%	3.2% - 29.2%
Operating Profit Margin	25.1% - 38.3%	25.0% - 39.1%	25.1% - 39.2%

In connection with the April 2012 LMA of 98.7FM in New York previously discussed, the Company separated its New York stations into two separate units of accounting (one consisting of 98.7FM and the other consisting of our remaining stations in New York). The Company performed an interim impairment test of those licenses during the quarter ended May 31, 2012, and recorded an interim impairment charge of $11.0 million. As part of the annual impairment testing as of December 1, 2014, the Company recorded a further impairment charge related to the 98.7FM FCC license of $9.5 million and also recorded $0.1 million of impairment related to our Terre Haute radio cluster. These impairments were mostly related to market revenue performance during calendar 2014 that was below expectations as well as lowered expectations for future long-term revenue growth rates.
Valuation of Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market, excluding any stations being operated pursuant to an LMA, and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. For the annual assessment performed as of December 1, 2014, the Company applied a market multiple of 7.5 to 8.5 times and 6.0 times the reporting unit’s operating performance for our radio and publishing reporting units, respectively. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations. The methodology used to value our goodwill has not changed in the three-year period ended February 28, 2015.
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
During our December 1, 2014 annual goodwill impairment test, the Company wrote off $58.4 million of goodwill associated with our WBLS-FM and WLIB-AM radio stations in New York. We began programming these stations on March 1, 2014 pursuant to an LMA and completed our first closing of the stations on June 10, 2014, with the second closing on February 13, 2015. We accounted for the acquisition of the stations as a purchase in June 2014. According to Miller Kaplan, gross revenues for the New York radio market were down 7.0% during fiscal 2015, which was significantly below our expectations for the year. Although our New York cluster outperformed the market for the year, financial performance at the newly acquired stations did not meet the expectations of management and resulted in a step-one indication of impairment on both the market and income approaches. Upon completing the step-two analysis, the Company determined that the full carrying amount of our New York cluster goodwill of $58.4 million, all of which related to our acquisition of WBLS-FM and WLIB-AM, was impaired.
Sensitivity Analysis
Based on the results of our December 1, 2014 annual impairment assessment, the fair value of our broadcasting licenses was approximately $304.2 million, which was in excess of the $210.1 million carrying value by $94.1 million, or 44.8%. The fair values exceeded the carrying values of all of our units of accounting. Should our estimates or assumptions worsen, or should negative events or circumstances occur in the units that have limited fair value cushion, additional license impairments may be needed.

	Radio Broadcasting Licenses
	As of
Unit of Accounting	December 1, 2014 Carrying Value	December 1, 2014 Fair Value	Percentage by which fair value exceeds carrying value
New York Cluster	71,615	113,270	58.2%
98.7FM (New York)	51,063	51,063	—%
Austin Cluster	39,254	39,480	0.6%
St. Louis Cluster	27,692	27,809	0.4%
Indianapolis Cluster	17,654	19,770	12.0%
KPWR-FM (Los Angeles)	2,018	52,009	2,477.3%
Terre Haute Cluster	761	761	—%
Total	210,057	304,162	44.8%
If we were to assume a 100 basis point change in any of our three key assumptions (a reduction in the long-term revenue growth rate, a reduction in local commercial share or an increase in the discount rate) used to determine the fair value of our broadcasting licenses on December 1, 2014, the resulting impairment charge would have been $41.0 million, $28.0 million and $24.9 million, respectively. Also, if we were to assume a market multiple decrease of one or a 10% decrease in the two-year average station operating income, two of the key assumptions used to determine the fair value of our goodwill on December 1, 2014, the resulting estimates of enterprise valuations would still exceed the carrying values of the enterprises. As such, step two of the goodwill impairment testing would not be required, thus no goodwill impairment would be recognized if these two key assumptions were lowered.
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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.6 million and $0.8 million accrued for employee healthcare claims as of February 28, 2014 and 2015, respectively. The Company also maintains large deductible programs (ranging from $100 thousand to $250 thousand per occurrence) for workers’ compensation, employment liability, automotive liability and media liability claims.
ACQUISITIONS, DISPOSITIONS AND INVESTMENTS
The transactions described below impact the comparability of operating results for the three years ended February 28, 2015.
Acquisition of a controlling interest in Digonex Technologies, Inc.
On June 16, 2014, Emmis invested $3.0 million in Digonex Technologies, Inc., an Indiana corporation that provides dynamic pricing solutions to customers in various industries. Emmis believes that its acquisition of Digonex gives it entry into the growing dynamic pricing marketplace which can serve a diverse clientèle, and can possibly help Emmis with yields on its own advertising inventory and special events. Emmis’ initial investment of $3.0 million ($1.0 million in Digonex Preferred Stock and $2.0 million in the form of convertible debt) resulted in Emmis appointing a majority of the board of directors of Digonex and holding rights convertible into 51% of the fully diluted common equity of Digonex. In August 2014, subsequent to the consolidation of Digonex, Emmis contributed an additional $2.0 million to Digonex in the form of convertible debt, which resulted in Emmis owning rights that are convertible into at least 66% of the common equity of Digonex. On April 21, 2015, Emmis contributed an additional $1.0 million to Digonex in the form of convertible debt which resulted in Emmis owning rights that are convertible into at least 73% of the common equity of Digonex. As Emmis controlled the board of directors of Digonex as of its initial investment on June 16, 2014, Emmis began consolidating the results of Digonex as of that date.

Acquisition of WBLS-FM and WLIB-AM in New York City
On February 11, 2014, subsidiaries of Emmis entered into a Purchase and Sale Agreement with YMF, pursuant to which Emmis agreed to purchase the assets of New York radio stations WBLS-FM and WLIB-AM (collectively, the "Stations") for $131.0 million, subject to customary adjustments and prorations. The purchase of the Stations enhanced the Company's scale in New York, the second largest market in the United States as measured by total radio revenues. Additionally, the Stations' adult urban and urban gospel formats complement the hip-hop format of our existing station in New York.
Upon approval of the transaction by the Federal Communications Commission, Emmis and YMF executed the first closing of the transaction on June 10, 2014, whereby YMF transferred the assets of the Stations to Emmis and Emmis paid YMF $55.0 million of cash and transferred to YMF Media New York a 49.9% ownership interest in the Emmis subsidiaries that own the Stations' assets. The second closing occurred on February 13, 2015 and involved the payment of the balance of the purchase price of $76.0 million to YMF in exchange for the transfer to Emmis of YMF Media New York's interest in the Emmis subsidiaries that own the Stations' assets.
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

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2014 COMPARED TO YEAR ENDED FEBRUARY 28, 2015
Net revenues:

	For the years ended February 28,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$145,276	$176,250	$30,974	21.3%
Publishing	59,747	61,142	1,395	2.3%
Emerging Technologies	123	546	423	343.9%
Total net revenues	$205,146	$237,938	$32,792	16.0%
Radio net revenues increased during the year ended February 28, 2015 mostly due to the commencement of our LMA of WBLS-FM and WLIB-AM in New York on March 1, 2014 and subsequent acquisition of those stations in fiscal 2015. Net revenues of WBLS-FM and WLIB-AM for the year ended February 28, 2015 totaled $28.1 million. Excluding net revenues of WBLS-FM and WLIB-AM, radio net revenues would have increased $2.9 million or 2.0%.
We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. Miller Kaplan reports are not available for the Terre Haute radio market. A summary of market revenue performance and Emmis’ revenue performance in those markets for the year ended February 28, 2015 is presented below:

	For the year ended February 28, 2015
	Overall Market	Emmis
Market	Revenue Performance	Revenue Performance [1]
New York	(7.0%)	(5.0%)
Los Angeles	(2.6%)	7.0%
St. Louis	(2.1%)	(1.6%)
Indianapolis	(2.0%)	3.5%
Austin	5.0%	8.3%
All Markets	(3.7%)	1.6%
1 Emmis revenue performance in New York excludes the results of WEPN-FM which is being operated pursuant to an LMA
We principally attribute our better-than-market revenue growth in all of the markets in which we operate to two factors: (1) our strategic focus on local sales and and programming, which has allowed us to outperform local market performance, and (2) our Incite group, which caters to the under-served government, not-for-profit, and corporate philanthropy segment of the local advertising market.
Publishing net revenues increased in the year ended February 28, 2015 as investments in our sales teams have enabled us to sustain revenue growth at our magazines. In addition, we increased the number of custom publications (e.g., college alumni magazines, tourism guides, etc.) that we produce.
Emerging Technologies consist of our NextRadio, TagStation, and Digonex businesses. Current revenues primarily relate to licensing fees of our TagStation software. These fees are recognized as revenue over the life of the license agrement, which is typically two years. TagStation supplements radio broadcasts with visual content (e.g., album art, artist information, etc.) and enhanced ads for display on HD Radio dashboards, HD Radio devices, and the NextRadio application. The increase in net revenues of Emerging Technologies for the year ended February 28, 2015 is mostly due to additional stations that have licensed the TagStation software.
Station operating expenses excluding LMA fees and depreciation and amortization expense:

	For the years ended February 28,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding LMA fees and depreciation and amortization expense:
Radio	$97,564	$117,167	$19,603	20.1%
Publishing	59,085	60,083	998	1.7%
Emerging Technologies	2,360	3,759	$1,399	59.3%
Total station operating expenses excluding LMA fees and depreciation and amortization expense	$159,009	$181,009	$22,000	13.8%
The increase in station operating expenses excluding LMA fees and depreciation and amortization expense for our radio division for the year ended February 28, 2015 is mostly due to the commencement of our LMA of WBLS-FM and WLIB-AM in New York on March 1, 2014 and subsequent acquisition of those stations in fiscal 2015. Station operating expenses excluding LMA fees and depreciation and amortization expense of WBLS-FM and WLIB-AM for the year ended February 28, 2015 totaled $16.1 million. Excluding these expenses of WBLS-FM and WLIB-AM, radio station operating expenses excluding LMA fees and depreciation and amortization would have increased $3.5 million or 3.6%. The remaining increase is mostly attributable to higher ratings expense as we recently entered into a new long-term agreement with Nielsen, legal fees associated with the contested departure of our morning radio host in Los Angeles and the non-recurring nature of a songwriter performing rights organization credit recognized in the prior year.
Station operating expenses excluding depreciation and amortization expense for publishing increased during the year ended February 28, 2015 mostly due to higher sales-related costs and other customary increases in magazine production costs, including increases in paper and printing costs.
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the year ended February 28, 2015 mostly due to additional development costs associated with enhancements to the NextRadio application and operating costs associated with Digonex, the dynamic pricing business we began operating in fiscal 2015.
Corporate expenses excluding depreciation and amortization expense:

	For the years ended February 28,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$17,024	$14,922	$(2,102)	(12.3)%
Corporate expenses excluding depreciation and amortization expense decreased during the year ended February 28, 2015 mostly due to (i) a decrease in noncash compensation expense associated with a contractual bonus in fiscal 2014 that was nonrecurring, (ii) a decrease in compensation expense for incentives as certain operating targets were not met in fiscal 2015, but were met during the same period in fiscal 2014, (iii) a decrease in legal costs associated with our preferred stock litigation, and (iv) a decrease in consulting fees associated with international and domestic tax consulting.
LMA fees:

	For the year ended February 28,
	2014	2015	$ Change
	(As reported, amounts in thousands)
LMA fees	$—	$4,208	$4,208
On February 11, 2014, Emmis and YMF entered into an LMA for WBLS-FM and WLIB-AM in New York. As discussed in Note 1 to the accompanying consolidated financial statements, on March 1, 2014, Emmis began providing programming and selling advertising for the two stations. Under the terms of the LMA, Emmis paid $1.275 million per month to YMF for the right to program the stations and sell advertising. The monthly LMA fee decreased to approximately $0.74 million after the first closing of the purchase of the stations, which occurred on June 10, 2014, and ceased effective with the second closing on February 13, 2015. The LMA fees paid after the first closing were recognized as a liability as of the date of purchase of the stations on June 10, 2014. Accordingly, LMA fees incurred after June 10, 2014 did not impact our results of operations.
Hungary license litigation expense:

	For the year ended February 28,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Hungary license litigation expense	$2,058	$521	$(1,537)	(74.7)%
On October 28, 2009, the Hungarian National Radio and Television Board (ORTT) announced that it was awarding to another bidder the national radio license then held by our majority-owned subsidiary, Slager. Slager ceased broadcasting effective November 19, 2009. The Company believed that the awarding of the license to the other bidder was unlawful. In October 2011, Emmis filed for arbitration with the International Centre for Settlement of Investment Disputes (“ICSID”) seeking resolution of its claim. In April 2014, the ICSID arbitral tribunal ruled that ICSID did not have the jurisdiction to hear the merits of Emmis' claim. We sold our Hungarian legal entities in October 2014 for a nominal amount and liquidated our Dutch holding companies in December 2014. We do not expect future Hungary license litigation expenses.
Impairment loss on intangible assets:

	For the year ended February 28,
	2014	2015	$ Change
	(As reported, amounts in thousands)
Impairment loss on intangible assets	$—	$67,915	$67,915
In connection with the annual impairment review conducted on December 1, 2014, the Company concluded that its FCC license for 98.7FM in New York, which is accounted for as a single unit of accounting as it is subject to an LMA, and the licenses of our Terre Haute radio cluster were impaired by $9.5 million. The Company also concluded that the goodwill associated with its acquisition of WBLS-FM and WLIB-AM in New York was fully impaired. The Company recorded an impairment loss of $58.4 million related to this goodwill impairment.
We may determine that it will be necessary to take impairment charges in future periods if we determine the carrying value of our intangible assets exceed their fair value. Our annual impairment test of our broadcasting licenses and goodwill was performed as of December 1, 2014. We may be required to retest prior to our next annual evaluation, which could result in additional impairment charges.
Depreciation and amortization:

	For the years ended February 28,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,476	$3,143	$667	26.9%
Publishing	235	245	10	4.3%
Corporate & Emerging Technologies	2,155	2,538	383	17.8%
Total depreciation and amortization	$4,866	$5,926	$1,060	21.8%
The increase in depreciation and amortization for the year ended February 28, 2015 for our radio division is mostly due to the newly acquired tangible and intangible assets of WBLS-FM and WLIB-AM. The increase in Corporate and Emerging Technologies is mostly due to depreciation associated with new computer software and equipment and amortization of newly acquired intangibles of Digonex. See Note 7 of the accompanying consolidated financial statements for a discussion of our acquisitions.

Gain on contract settlement:

	For the year ended February 28,
	2014	2015	$ Change
	(As reported, amounts in thousands)
Gain on contract settlement	$—	$(2,500)	$(2,500)
Emmis and YMF Media executed an amendment to their Asset Purchase Agreement dated April 5, 2012 relating to Emmis' sale of the intellectual property of WRKS-FM to YMF Media. The amendment, executed on June 10, 2014, fixed all future earn-out payments YMF Media owed to Emmis pursuant to the April 5, 2012 Asset Purchase Agreement based upon the parties' estimate of the earn-out payments that would otherwise be owed to Emmis under this pre-existing contractual relationship. Emmis recognized a gain on settlement of the contract of $2.5 million.
Operating income (loss):

	For the years ended February 28,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$43,188	$(14,204)	$(57,392)	(132.9)%
Publishing	425	814	389	(91.5)%
Corporate & Emerging Technologies	(21,416)	(20,673)	743	3.5%
Total operating income (loss)	$22,197	$(34,063)	$(56,260)	(253.5)%
Radio operating income decreased in the year ended February 28, 2015 principally due to the $67.9 million impairment loss that was recorded in connection with our December 1, 2014 annual impairment review. Excluding the impairment loss, radio operating income would have increased $10.5 million mostly due to the acquisition of WBLS-FM and WLIB-AM during the year.
Publishing operating income increased in the year ended February 28, 2015 mostly due to an increase in the number of profitable custom publications we produced during the period.
Corporate and Emerging Technologies operating losses decreased by $0.7 million mostly due to lower cash and noncash incentive-based compensation, lower legal fees and lower consulting fees as previously discussed. These operating expense reductions were partially offset by continued investment in the development and enhancement of our NextRadio application and operating expenses associated with Digonex.
Interest expense:

	For the years ended February 28,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(7,068)	$(17,101)	$(10,033)	(141.9)%
The increase in interest expense is attributable to additional debt incurred to finance our acquisition of WBLS-FM and WLIB-AM and higher rates on amounts borrowed. The weighted-average interest rate of debt outstanding under our 2014 Credit Agreement was 6.0% at February 28, 2015. The weighted-average interest rate of debt outstanding under our 2012 Credit Agreement was 4.3% prior to its retirement on June 10, 2014.

Loss on debt extinguishment:

	For the years ended February 28,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(653)	$(1,455)	$(802)	(122.8)%
The loss on debt extinguishment for the year ended February 28, 2015 relates to the write-off of unamortized deferred debt issuance costs and original issue discount related to our 2012 Credit Agreement that was retired on June 10, 2014.
Other income (expense), net:

	For the years ended February 28,
	2014	2015	$ Change
	(As reported, amounts in thousands)
Other income (expense), net	$116	$(6,418)	$(6,534)
Other expense for the year ended February 28, 2015 includes a $6.7 million write-off of an investment in preferred stock of Courseload, Inc, a provider of online textbooks and other course material. While unrealized losses on this type of investment is generally included as a component of other comprehensive income until it is realized, Emmis concluded that this loss is other-than-temporary and has thus included the loss in its statement of operations.
(Benefit) provision for income taxes:

	For the years ended February 28,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
(Benefit) provision for income taxes	$(34,063)	$36,948	$71,011	(208.5)%
During the fourth quarter of the year ended February 28, 2015, we re-established a full valuation allowance for our net deferred tax assets, including our net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles, as substantial impairment losses recorded in the fourth quarter caused us to be in a three year cumulative loss position. We had released our full valuation allowance during the fourth quarter of the year ended February 28, 2014.
Consolidated net income (loss):

	For the years ended February 28,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income (loss)	$48,655	$(95,985)	$(144,640)	(297.3)%
The change in consolidated net income (loss) is principally due to the $71.0 million change in our provision for income taxes and the $67.9 million impairment loss, both of which are discussed above.
Gain on extinguishment of preferred stock:

	For the years ended February 28,
	2014	2015	$ Change
	(As reported, amounts in thousands)
Gain on extinguishment of preferred stock	$325	$—	$(325)
During the year ended February 28, 2014, the Company purchased 8,650 shares of its preferred stock for an average price of $12.38 per share. Emmis recognized a gain on extinguishment of the preferred stock equal to the difference between the acquisition price and the liquidation preference of $50 per share.

YEAR ENDED FEBRUARY 28, 2013 COMPARED TO YEAR ENDED FEBRUARY 28, 2014
Net revenues:

	For the years ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$138,630	$145,276	$6,646	4.8%
Publishing	57,454	59,747	2,293	4.0%
Emerging Technologies	—	123	$123	N/A
Total net revenues	$196,084	$205,146	$9,062	4.6%
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

	For the year ended February 28, 2014
	Overall Market	Emmis
Market	Revenue Performance	Revenue Performance [1]
New York	5.5%	(2.3%)
Los Angeles	1.2%	8.6%
St. Louis	(1.6%)	2.7%
Indianapolis	(1.6%)	4.2%
Austin	5.0%	10.0%
All Markets	2.7%	4.9%
 1 Emmis revenue performance in New York reflects only WQHT-FM and Los Angeles reflects only KPWR-FM
We principally attribute our better-than-market revenue growth to three factors: (1) highly focused local sales efforts, (2) our digital initiatives, which generated revenue growth in excess of 25% over the prior year, and (3) our Incite group, which caters to the under-served government, not-for-profit, and corporate philanthropy segment of the local advertising market.
Publishing net revenues increased in the year ended February 28, 2014 as investments in our sales teams have helped us accelerate revenue growth at our magazines. In addition, we have increased the number of custom publications (e.g., college alumni magazines, tourism guides, etc.) that we produce.
Station operating expenses excluding depreciation and amortization expense:

	For the years ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$95,830	$97,564	$1,734	1.8%
Publishing	58,241	59,085	844	1.4%
Emerging Technologies	—	2,360	$2,360	N/A
Total station operating expenses, excluding depreciation and amortization expense	$154,071	$159,009	$4,938	3.2%
The increase in station operating expenses, excluding depreciation and amortization expense for our radio division for the year ended February 28, 2014 is mainly attributable to increased noncash compensation expense associated with the 2012 Retention Trust Plan, and higher sales-related costs due to the increase in net revenues.

Station operating expenses excluding depreciation and amortization expense for publishing increased during the year ended February 28, 2014 mostly due to increased print production costs, increased noncash compensation expense associated with the 2012 Retention Trust Plan, and continued strategic investments in sales, marketing and digital initiatives.
Station operating expenses excluding depreciation and amortization expense for emerging technologies mostly consists of expenses related to the development and launch of our smartphone application, NextRadio, and related software.
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
Impairment loss on intangible assets:

	For the year ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss on intangible assets	$11,419	$—	$11,419	N/A
In connection with our April 2012 LMA of 98.7FM in New York and in accordance with the Company’s accounting policy, the Company decoupled its two New York FCC licenses into separate units of accounting. The Company performed an interim impairment test of the 98.7FM FCC license in New York given its carrying value exceeded the fair value of a single New York FCC license as of our December 2011 impairment test. The Company recorded an $11.0 million impairment loss in connection with the interim review.
In connection with our annual impairment review conducted on December 1, 2012, the Company determined that the goodwill of its Indianapolis Monthly publication was fully impaired and recorded a $0.4 million loss.

Depreciation and amortization:

	For the years ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,451	$2,476	$25	1.0%
Publishing	318	235	(83)	(26.1)%
Corporate & Emerging Technologies	1,953	2,155	202	10.3%
Total depreciation and amortization	$4,722	$4,866	$144	3.0%
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
Operating income:

	For the years ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$37,894	$43,188	$5,294	14.0%
Publishing	(1,573)	425	1,998	(127.0)%
Corporate & Emerging Technologies	(19,772)	(21,416)	(1,644)	8.3%
Total operating income	$16,549	$22,197	$5,648	34.1%
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
Corporate and emerging technologies operating losses increased in the year ended February 28, 2014 mostly due to expenses related to the development and launch of our smartphone application and related software, partially offset by a decline in legal expenses associated with our preferred stock litigation and a $1.2 million nonrecurring expense in the prior year related to the forgiveness of a loan to our CEO, all of which was previously discussed.
Interest expense:

	For the years ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(20,899)	$(7,068)	$13,831	(66.2)%
Interest expense decreased due to significant repayments of long-term debt throughout fiscal 2013, coupled with lower interest rates on long-term debt as a result of our refinancing activity in December 2012.

Loss on debt extinguishment:

	For the years ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(4,508)	$(653)	$3,855	(85.5)%
In the year ended February 28, 2013, the Company recorded a loss on debt extinguishment related to the write-off of debt fees associated with term loans it repaid under our 2006 Credit Agreement. In the year ended February 28, 2014, the Company recorded a loss on debt extinguishment related to the write-off of debt fees and unamortized debt discount associated with term loans it repaid under our 2012 Credit Agreement.
Other income (expense), net:

	For the years ended February 28,
	2013	2014	$ Change
	(As reported, amounts in thousands)
Other income (expense), net	$(10)	$116	$126
Other income for the year ended February 28, 2014 mostly relates to income from equity method investments.
Benefit from income taxes:

	For the years ended February 28,
	2013	2014	$ Change	% Change
	(As reported, amounts in thousands)
Benefit from income taxes	$(7,039)	$(34,063)	$(27,024)	383.9%
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
During the year ended February 28, 2014, the Company purchased 8,650 shares of its preferred stock for an average price of $12.38 per share. Emmis recognized a gain on extinguishment of the preferred stock equal to the difference between the acquisition price and the liquidation preference of $50 per share.

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
The Initial Proceeds, coupled with $13.0 million of revolving credit facility borrowings, were used by the Borrower on June 10, 2014 to repay all amounts outstanding under the 2012 Credit Agreement, to make a $55.0 million initial payment associated with our acquisition of WBLS-FM and WLIB-AM, and to pay fees and expenses. The Subsequent Acquisition Proceeds were used to make the final $76.0 million payment related to the acquisition of WBLS-FM and WLIB-AM on February 13, 2015.
The Term Loan is due not later than June 10, 2021 and, prior to the Second Amendment to the 2014 Credit Agreement discussed below, amortized in an amount equal to 1% per annum of the total principal amount outstanding, payable in quarterly installments commencing April 1, 2015, with the balance payable on the maturity date. The revolving credit facility expires not later than June 10, 2019. An unused commitment fee of 50 basis points per annum will be payable quarterly on the average unused amount of the revolving credit facility. Prior to the First Amendment and Second Amendment to the 2014 Credit Agreement discussed below, the Term Loan and amounts borrowed under the revolving credit facility bore interest, at the Borrower’s option, at either (i) the Alternate Base Rate (as defined in the 2014 Credit Agreement) (but not less than 2.00%) plus 3.75% or (ii) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) (but not less than 1.00%) plus 4.75%.
Approximately $1.0 million of transaction fees related to the 2014 Credit Agreement were capitalized and are being amortized over the life of the 2014 Credit Agreement. These deferred debt costs are included in other assets, net in the accompanying consolidated balance sheets. The 2014 Credit Agreement is carried on our consolidated balance sheets net of an original issue discount. The original issue discount, which was $6.1 million as of the issuance of the debt on June 10, 2014 and $6.4 million as of February 28, 2015 (inclusive of the $1.0 million of transaction fees associated with the November 7, 2014 debt amendment discussed below), is being amortized as additional interest expense over the life of the 2014 Credit Agreement.
The obligations under the 2014 Credit Agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company, the Borrower and the Subsidiary Guarantors.
On November 7, 2014, Emmis entered into the First Amendment (the “First Amendment”) to the 2014 Credit Agreement. The First Amendment (i) increases the maximum Total Leverage Ratio to 6.00:1.00 for the period February 28, 2015 through February 29, 2016, (ii) adjusts the definition of Consolidated EBITDA to exclude during the term of the 2014 Credit Agreement up to $5 million in severance and/or contract termination expenses and up to $2.5 million in losses attributable to the reformatting of the Company’s radio stations, (iii) extends the requirement for Emmis to pay a 1.00% fee on certain prepayments of the Term Loan to November 7, 2015, (iv) increases the Applicable Margin by 0.25% for at least six months from the date of the First Amendment and until the Total Leverage Ratio is less than 5.00:1.00, and (v) makes certain technical adjustments to the definition of Consolidated Excess Cash Flow and to address the Foreign Account Tax Compliance Act. Emmis paid a total of approximately $1.0 million of transaction fees to the Lenders that consented to the First Amendment, which were recorded as original issue discount and are being amortized over the remaining life of the 2014 Credit Agreement. Capitalized terms in this paragraph not defined elsewhere in this document are defined in the 2014 Credit Agreement.
On April 30, 2015, Emmis entered into a Second Amendment to our 2014 Credit Agreement. The Second Amendment (i) increases the maximum Total Leverage Ratio to (A) 6.75:1.00 during the period from May 31, 2015 through February 29, 2016, (B) 6.50:1.00 for the quarter ended May 31, 2016, (C) 6.25:1.00 for the quarter ended August 31, 2016, (D) 6.00:1.00 for the quarter ended November 30, 2016, and (E) 5.75:1.00 for the quarter ended February 28, 2017, after which it reverts to the original ratio of 4.00:1.00 for the quarters ended May 31, 2017 and thereafter, (ii) requires Emmis to pay a 2.00% fee on certain prepayments of the Term Loan prior to the first anniversary of the Second Amendment and requires Emmis to pay a 1.00% fee on certain prepayments of the Term Loan from the first anniversary of the Second Amendment until the second anniversary of the Second Amendment, (iii) increases the Applicable Margin throughout the remainder of the term of the Credit Agreement to 5.00% for ABR Loans (as defined in the Credit Agreement) and 6.00% for Eurodollar Loans (as defined in the 2014 Credit Agreement), and (iv) increases the amortization to 0.50% per calendar quarter through January 1, 2016 and to 1.25% per calendar quarter thereafter commencing April 1, 2016. The Second Amendment also requires Emmis to pay a fee of 0.50% of the Term Loan and Revolving Commitment of each Lender that consented to the Second Amendment.
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
At February 28, 2015, we had cash and cash equivalents of $3.7 million and net working capital of $13.1 million. At February 28, 2014, we had cash and cash equivalents of $5.3 million and net working capital of $4.8 million. Cash and cash equivalents held at various European banking institutions at February 28, 2014 was $1.2 million. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
Operating Activities
Cash flows provided by operating activities were $24.7 million and $18.5 million for the years ended February 28, 2014 and 2015, respectively. The decrease in cash flows provided by operating activities was attributable to higher interest expense that was partially offset by additional operating cash flows provided by the acquisition of WBLS-FM and WLIB-AM.
Cash flows provided by operating activities were $1.8 million and $24.7 million for the years ended February 28, 2013 and 2014, respectively. The increase in cash flows provided by operating activities was mainly attributable to lower interest expense coupled with an increase in radio operating income.
Investing Activities
For the year ended February 28, 2015, cash used in investing activities of $140.2 million primarily consisted of $136.0 million of cash used in our acquisitions of WBLS-FM and WLIB-AM and Digonex Technologies, Inc. In addition, we used $3.5 million of cash for capital expenditures and made $0.5 million of additional investments, net of distributions from investments.
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

For the year ended February 28, 2013, cash flows provided by investing activities were $114.0 million. This amount mostly relates to cash generated by our discontinued operations of $113.8 million, most of which related to the sale of Country Sampler and related publications, KXOS-FM and our Bulgarian and Slovakian radio operations.
Financing Activities
Cash flows used in financing activities were $112.9 million and $22.8 million for the years ended February 28, 2013 and 2014, respectively. Cash flows provided by financing activities were $120.1 million for the year ended February 28, 2015.
Cash provided by financing activities for the year ended February 28, 2015 primarily relates to net borrowings related to our senior credit agreement of $134.5 million. Partially offsetting our net borrowings were payments of debt-related costs of $7.8 million, distributions to noncontrolling interests of $5.4 million and the settlement of tax withholding obligations of $1.5 million.
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
As of February 28, 2015, Emmis had $193.0 million million of borrowings under the 2014 Credit Agreement ($1.9 million current and $191.1 million long-term), $76.6 million of non-recourse debt ($5.0 million current and $71.6 million long-term) and $46.5 million of Preferred Stock liquidation preference. Borrowings under the 2014 Credit Agreement debt bears interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. The non-recourse debt bears interest at 4.1% per annum. As of February 28, 2015, our weighted average borrowing rate under our 2014 Credit Agreement including the effect of our interest rate exchange agreement was approximately 6.0%.
The debt service requirements of Emmis over the next twelve-month period are expected to be $16.6 million related to our 2014 Credit Agreement, as amended, ($3.2 million of principal repayments and $13.4 million of interest payments) and $7.8 million related to our 98.7FM non-recourse debt ($5.0 million of principal repayments and $2.8 million of interest payments). The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2014 Credit Agreement debt bears interest at variable rates. The Company estimated interest payments for the 2014 Credit Agreement above by using the amounts outstanding as of February 28, 2015 and the weighted-average interest rate of the 2014 Credit Agreement debt subsequent to the execution of the Second Amendment of the 2014 Credit Agreement on April 30, 2015.
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

As a result of the elimination of the rights of holders of Preferred Stock to require Emmis to repurchase all of such holders’ Preferred Stock in certain going-private transactions, the Preferred Stock was reclassified from temporary equity to permanent equity. Additionally, the cancellation of the cumulative feature of the Preferred Stock and the cancellation of accumulated but undeclared preferred dividends modified earnings per share calculations as the numerator in the calculation no longer includes undeclared preferred dividends. Certain holders of our Preferred Stock have challenged the validity of these amendments. See further discussion under Item 3, Legal Proceedings
As of May 1, 2015, we had $9.0 million available for additional borrowing under our credit facility. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of February 28, 2015. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s credit facility substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 7 to our consolidated financial statements for a discussion of various dispositions that occurred during the three years ended February 2015.
SUMMARY DISCLOSURES ABOUT CONTRACTUAL CASH OBLIGATIONS
The following table reflects a summary of our contractual cash obligations as of February 28, 2015:

	Payments Due by Period
	(Amounts in 000's)
		Less than	1 to 3	3 to 5	More than
Contractual cash obligations:	Total	1 Year	Years	Years	5 Years

Long-term debt [1]	359,920	24,395	67,903	66,308	201,314
Operating leases	60,830	8,675	16,589	14,108	21,458
Purchase obligations [2]	65,017	26,816	32,528	5,634	39
Total contractual cash obligations	485,767	59,886	117,020	86,050	222,811
1 Includes an estimate of interest expense on amounts outstanding related to our 2014 Credit Agreement as of February 28, 2015 using our weighted average interest rate subsequent to the Second Amendment of our 2014 Credit Agreement as well as interest due under our 98.7FM nonrecourse debt. Includes mandatory principal payments related to our 2014 Credit Agreement as adjusted by the Second Amendment to the 2014 Credit Agreement. See Note 5 and Note 17 to the accompanying consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" for more discussion of our long-term debt.
2 Includes contractual commitments to purchase goods and services, including employment agreements, radio broadcast agreements, audience measurement information and music license fees.
INTANGIBLES
As of February 28, 2015, approximately 70% of our total assets consisted of intangible assets, such as FCC broadcast licenses, goodwill, and trademarks, the value of which depends significantly upon the operational results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our FCC licenses have been renewed (or a waiver has been granted pending renewal) at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future.
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

INFLATION
The impact of inflation on operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results, particularly since of our senior bank debt is comprised entirely of variable-rate debt.
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
Interest Rates
Under the terms of its 2014 Credit Agreement, the Company is not required to fix or cap the interest rate on its outstanding borrowings, and no such instruments were in place as of February 28, 2015. Based on amounts outstanding at February 28, 2015, if the interest rate on our variable debt were to increase by 1.0%, our annual interest expense would increase by approximately $0.4 million. The 2014 Credit Agreement provides that our term loan is subject to a minimum LIBOR floor of 1.0%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 28, 2014 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the three years in the period ended February 28, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emmis Communications Corporation and Subsidiaries at February 28, 2014 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emmis Communications Corporation and Subsidiaries internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 7, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
May 7, 2015

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28,
	2013	2014	2015
NET REVENUES	$196,084	$205,146	$237,938
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $2,769, $2,711 and $3,388 respectively	154,071	159,009	181,009
Corporate expenses excluding depreciation and amortization expense of $1,953, $2,155 and $2,538 respectively	17,819	17,024	14,922
LMA fees	—	—	4,208
Hungary license litigation expense	1,381	2,058	521
Impairment loss on intangible assets	11,419	—	67,915
Depreciation and amortization	4,722	4,866	5,926
Gain on contract settlement	—	—	(2,500)
Gain on sale of assets	(9,877)	(8)	—
Total operating expenses	179,535	182,949	272,001
OPERATING INCOME (LOSS)	16,549	22,197	(34,063)
OTHER EXPENSE:
Interest expense	(20,899)	(7,068)	(17,101)
Loss on debt extinguishment	(4,508)	(653)	(1,455)
Other (expense) income, net	(10)	116	(6,418)
Total other expense	(25,417)	(7,605)	(24,974)
(LOSS) INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(8,868)	14,592	(59,037)
(BENEFIT) PROVISION FOR INCOME TAXES	(7,039)	(34,063)	36,948
(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,829)	48,655	(95,985)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	50,080	—	—
CONSOLIDATED NET INCOME (LOSS)	48,251	48,655	(95,985)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,479	5,174	3,274
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	43,772	43,481	(99,259)
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	—	325	—
PREFERRED STOCK DIVIDENDS	(1,806)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$41,966	$43,806	$(99,259)
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28 (29),
	2013	2014	2015
Amounts attributable to common shareholders for basic earnings per share:
Continuing operations	$(8,114)	$43,806	$(99,259)
Discontinued operations	50,080	—	—
Net income attributable to common shareholders	$41,966	$43,806	$(99,259)
Amounts attributable to common shareholders for diluted earnings per share:
Continuing operations	$(8,114)	$43,481	$(99,259)
Discontinued operations	50,080	—	—
Net income attributable to common shareholders	$41,966	$43,481	$(99,259)
Basic net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.21)	$1.08	$(2.33)
Discontinued operations, net of tax	1.29	—	—
Net income (loss) attributable to common shareholders	$1.08	$1.08	$(2.33)
Basic weighted average common shares outstanding	39,034	40,506	42,537
Diluted net income (loss) per share attributable to common shareholders:
Continuing operations	$(0.21)	$0.94	$(2.33)
Discontinued operations, net of tax	1.29	—	—
Net income (loss) attributable to common shareholders	$1.08	$0.94	$(2.33)
Diluted weighted average common shares outstanding	39,034	46,042	42,537
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the year ended February 28,
	2013	2014	2015
CONSOLIDATED NET INCOME (LOSS)	$48,251	$48,655	$(95,985)
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in value of derivative instrument	(107)	8	99
Cumulative translation adjustment	(1,249)	(8)	—
COMPREHENSIVE INCOME (LOSS)	46,895	48,655	(95,886)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,431	5,155	3,274
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$42,464	$43,500	$(99,160)
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,
	2014	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,304	$3,669
Restricted cash	2,239	2,740
Accounts receivable, net of allowance for doubtful accounts of $574 and $665, respectively	31,000	37,328
Prepaid expenses	7,946	8,640
Deferred tax asset	4,882	—
Other	2,641	3,514
Total current assets	54,012	55,891
PROPERTY AND EQUIPMENT:
Land and buildings	25,593	27,592
Leasehold improvements	13,860	13,911
Broadcasting equipment	40,013	42,995
Office equipment and automobiles	31,262	33,153
Construction in progress	239	41
	110,967	117,692
Less-accumulated depreciation and amortization	78,736	82,898
Total property and equipment, net	32,231	34,794
INTANGIBLE ASSETS:
Indefinite lived intangibles	150,558	210,057
Goodwill	12,639	15,392
Other intangibles	810	9,589
	164,007	235,038
Less-accumulated amortization	548	1,411
Total intangible assets, net	163,459	233,627
OTHER ASSETS:
Deferred debt issuance costs, net of accumulated amortization of $577 and $868, respectively	3,178	3,438
Investments	7,181	1,026
Deposits and other	5,287	5,956
Total other assets, net	15,646	10,420
Total assets	$265,348	$334,732
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,
	2014	2015
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,958	$9,497
Current maturities of long-term debt	12,541	6,840
Accrued salaries and commissions	8,552	8,241
Deferred revenue	11,506	11,568
Share-based compensation arrangement	2,926	—
Other	4,767	6,620
Total current liabilities	49,250	42,766
LONG-TERM DEBT, NET OF CURRENT PORTION	114,926	254,150
OTHER NONCURRENT LIABILITIES	8,021	8,351
DEFERRED INCOME TAXES	9,783	41,614
Total liabilities	181,980	346,881
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY (DEFICIT):	`
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 37,267,123 shares and 39,054,719 shares at February 28, 2014 and 2015, respectively	373	391
Class B common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 4,569,464 shares at February 28, 2014 and 2015	46	46
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Series A convertible preferred stock. $.01 par value; $50.00 liquidation preference per share, aggregate liquidation preference and redemption amount of $46,450 at February 28, 2014 and 2015; authorized 2,875,000 shares; issued and outstanding 1,328,991 shares at February 28, 2014, which included 400,000 shares in trust, and 928,991 at February 28, 2015	9	9
Additional paid-in capital	580,776	585,358
Accumulated deficit	(545,355)	(644,614)
Accumulated other comprehensive loss	(99)	—
Total shareholders’ equity (deficit)	35,750	(58,810)
NONCONTROLLING INTERESTS	47,618	46,661
Total equity (deficit)	83,368	(12,149)
Total liabilities and equity (deficit)	$265,348	$334,732
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2015
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, FEBRUARY 29, 2012	34,007,279	$340	4,722,684	$47	—	$—
Net income	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	784,376	8	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	605,205	6	—	—	—	—
Issuance of Common Stock in exchange for cancellation of stock options	511,065	5	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	—	—	—
Disposition of noncontrolling interests	—	—	—	—	—	—
Reclassify preferred stock from mezzanine	—	—	—	—	937,641	9
Cumulative translation adjustment	—	—	—	—	—	—
Change in value of derivative instrument	—	—	—	—	—	—
BALANCE, FEBRUARY 28, 2013	35,907,925	$359	4,722,684	$47	937,641	$9
Net income	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	425,800	4	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	780,178	9	—	—	—	—
Conversion of Class B to Class A	153,220	1	(153,220)	(1)	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	—	—	—
Purchase of preferred stock	—	—	—	—	(8,650)	—
Cumulative translation adjustment	—	—	—	—	—	—
Change in value of derivative instrument	—	—	—	—	—	—
BALANCE, FEBRUARY 28, 2014	37,267,123	$373	4,569,464	$46	928,991	$9
Net income (loss)	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	792,385	8	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	387,910	4	—	—	—	—
Distribution of 2012 Retention Trust Plan, net of taxes	607,301	6	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—
Change in value of derivative instrument	—	—	—	—	—	—
BALANCE, FEBRUARY 28, 2015	39,054,719	$391	4,569,464	$46	928,991	$9
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) – (CONTINUED)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2015
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
BALANCE, FEBRUARY 29, 2012	529,793	(632,608)	1,190	47,842	(53,396)
Net income	—	43,772	—	4,479	48,251
Exercise of stock options and related income tax benefits	294	—	—	—	302
Issuance of Common Stock to employees and officers and related income tax benefits	1,595	—	—	—	1,601
Issuance of Common Stock in exchange for cancellation of stock options	—	—	—	—	5
Payments of dividends and distributions to noncontrolling interests	—	—	—	(5,103)	(5,103)
Disposition of noncontrolling interests	—	—	—	(87)	(87)
Reclassify preferred stock from mezzanine	46,873	—	—	—	46,882
Cumulative translation adjustment	—	—	(1,201)	(48)	(1,249)
Change in value of derivative instrument	—	—	(107)	—	(107)
BALANCE, FEBRUARY 28, 2013	578,555	(588,836)	(118)	47,083	37,099
Net income	—	43,481	—	5,174	48,655
Exercise of stock options and related income tax benefits	325	—	—	—	329
Issuance of Common Stock to employees and officers and related income tax benefits	2,003	—	—	—	2,012
Conversion of Class B to Class A	—	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	(4,620)	(4,620)
Purchase of preferred stock	(107)	—	—	—	(107)
Cumulative translation adjustment	—	—	11	(19)	(8)
Change in value of derivative instrument	—	—	8	—	8
BALANCE, FEBRUARY 28, 2014	580,776	(545,355)	(99)	47,618	83,368
Net income	—	(99,259)	—	3,274	(95,985)
Exercise of stock options and related income tax benefits	411	—	—	—	419
Issuance of Common Stock to employees and officers and related income tax benefits	2,119	—	—	—	2,123
Distribution of 2012 Retention Trust Plan, net of taxes	2,052	—	—	—	2,058
Acquisition of noncontrolling interest	—	—	—	1,197	1,197
Distributions to noncontrolling interests	—	—	—	(5,428)	(5,428)
Change in value of derivative instrument	—	—	99	—	99
BALANCE, FEBRUARY 28, 2015	585,358	(644,614)	—	46,661	(12,149)
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28,
	2013	2014	2015
OPERATING ACTIVITIES:
Consolidated net income (loss)	$48,251	$48,655	$(95,985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Discontinued operations	(50,080)	—	—
Impairment losses on intangible assets	11,419	—	67,915
Loss on debt extinguishment	4,508	653	1,455
Accretion of debt instruments to interest expense	13,240	—	3,472
Amortization of deferred financing costs, including original issue discount	953	838	1,227
Depreciation and amortization	4,722	4,866	5,926
Provision for bad debts	86	510	627
(Benefit) provision for deferred income taxes	(6,519)	(33,176)	36,713
Noncash compensation	2,942	4,884	2,813
Loss (gain) on equity method investments and other-than-temporary impairment of available-for-sale investments	302	(96)	6,682
Gain on sale of assets	(9,877)	(8)	—
Changes in assets and liabilities—
Restricted cash	(1,426)	(813)	(501)
Accounts receivable	632	(3,256)	(6,954)
Prepaid expenses and other current assets	480	1,638	(1,527)
Other assets	(438)	(1,831)	(682)
Accounts payable and accrued liabilities	(4,501)	1,704	(373)
Deferred revenue	(1,608)	644	62
Income taxes	(1,852)	(686)	(30)
Other liabilities	(9,294)	237	(2,384)
Net cash used in operating activities—discontinued operations	(95)	(68)	—
Net cash provided by operating activities	1,845	24,695	18,456
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,364)	(3,057)	(3,514)
Cash paid for acquisitions	—	—	(136,006)
Proceeds from the sale of assets	10,006	11	3
Cash paid for investments, net of distributions	(6,489)	(659)	(516)
Distributions from equity method investments	73	—	—
Other	—	—	(185)
Net cash provided by (used in) investing activities—discontinued operations	113,760	(1,650)	—
Net cash provided by (used in) investing activities	113,986	(5,355)	(140,218)
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28,
	2013	2014	2015
FINANCING ACTIVITIES:
Payments on long-term debt	(279,716)	(24,126)	(79,541)
Proceeds from long-term debt	181,198	7,000	214,000
Settlement of tax withholding obligations	(220)	(1,071)	(1,466)
Dividends and distributions paid to noncontrolling interests	(5,103)	(4,620)	(5,428)
Proceeds from exercise of stock options and employee stock purchases	302	325	411
Payments for debt related costs	(9,343)	(164)	(7,849)
Acquisition of rights in and purchase of preferred stock	—	(107)	—
Net cash (used in) provided by financing activities	(112,882)	(22,763)	120,127
Effect of exchange rate on cash and cash equivalents	167	(8)	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,116	(3,431)	(1,635)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,619	8,735	5,304
End of period	$8,735	$5,304	$3,669
SUPPLEMENTAL DISCLOSURES:
Cash paid for (refund from)—
Interest	$21,811	$6,289	$9,781
Income taxes	2,175	(903)	243
Non-cash financing transactions—
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	1,798	3,074	5,637
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
b. Organization
Emmis is a diversified media company with radio broadcasting and magazine publishing operations. We own and operate four FM and one AM radio stations serving the nation’s top two markets – New York and Los Angeles, although one station in New York is operated pursuant to a Local Programming and Marketing Agreement ("LMA") whereby a third party provides the programming for the station and sells all advertising within that programming. See Note 1e below for more discussion of LMAs. Additionally, we own and operate fifteen FM and three AM radio stations with strong positions in St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute. Emmis also developed and licenses TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, and developed NextRadio®, a smartphone application that marries over-the-air FM radio broadcasts with visual and interactive features on smartphones.
In addition to our radio businesses, we operate a radio news network in Indiana, publish Texas Monthly, Los Angeles, Atlanta, Indianapolis Monthly, Cincinnati and Orange Coast, and operate Digonex, a dynamic pricing business.
Substantially all of ECC’s business is conducted through its subsidiaries. Our credit agreement, dated June 10, 2014 (the “2014 Credit Agreement”), contains certain provisions that may restrict the ability of ECC’s subsidiaries to transfer funds to ECC in the form of cash dividends, loans or advances.
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
Digonex provides a dynamic pricing service to online retailers, attractions, live event producers and other customers. Revenue is recognized as recommended prices are delivered to customers. In some cases, this is upon initial delivery of prices, such as for implementations, or over the period of the services agreement for fee-based pricing. Revenue pursuant to some service agreements is not earned until tickets or merchandise are sold and, therefore, revenue is recognized as tickets are sold for the related events or as merchandise is sold.
d. Allowance for Doubtful Accounts
An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for doubtful accounts for the three years ended February 28, 2015 was as follows:

	Balance At Beginning Of Year	Provision	Write-Offs	Balance At End Of Year
Year ended February 28, 2013	$1,015	$86	$(578)	$523
Year ended February 28, 2014	523	510	(459)	574
Year ended February 28, 2015	574	627	(536)	665

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
Active LMA
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
Terminated LMAs
On February 11, 2014, the Company entered into an LMA in connection with its agreement to purchase WBLS-FM and WLIB-AM in New York City from YMF Media New York LLC and YMF Media New York License LLC (collectively, "YMF"). The LMA, which commenced on March 1, 2014, gave Emmis the right to program and sell advertising for the two New York stations. Emmis paid YMF $1.3 million per month and reimbursed YMF for certain monthly expenses. The monthly LMA fee decreased to approximately $0.74 million after the first closing of the purchase of the stations, which occurred on June 10, 2014, and ceased effective with the second closing on February 13, 2015. The LMA fees paid after the first closing were recognized as a liability as of the date of purchase of the stations on June 10, 2014. Accordingly, LMA fees incurred after June 10, 2014 did not impact our results of operations. During the year ended February 28, 2015, Emmis recorded $4.2 million of LMA expense. See Note 7 for more discussion of the Company's purchase of WBLS-FM and WLIB-AM from YMF.
On April 3, 2009, Emmis entered into an LMA and a Put and Call Agreement for KXOS-FM in Los Angeles with a subsidiary of Grupo Radio Centro, S.A.B. de C.V (“GRC”), a Mexican broadcasting company. The LMA for KXOS-FM started on April 15, 2009 and terminated upon the sale of the station on August 23, 2012 (see Note 8 for more discussion of the sale transaction).
LMA fees recorded as net revenues (except for discontinued operations) in the accompanying consolidated statements of operations were as follows for the years ended February 2013, 2014 and 2015:

	For the years ended February 28,
	2013	2014	2015
Continuing Operations:
98.7FM, New York	$8,609	$10,331	$10,331

Discontinued Operations:
KXOS-FM, Los Angeles	$3,311	$—	$—
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
h. Restricted Cash
Restricted cash generally represents either cash on deposit in trust accounts related to our 98.7FM LMA in New York City that services long-term debt as discussed in Note 5, or cash collected by our wholly-owned subsidiary, NextRadio LLC. Usage of cash collected by NextRadio LLC is restricted for specific purposes by funding agreements. For more discussion of NextRadio LLC, see Note 8.
i. Property and Equipment
Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, five to seven years for broadcasting equipment, five years for automobiles, and three to five years for office equipment. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See Note 1r for more discussion of impairment policies related to our property and equipment. Depreciation expense for the years ended February 2013, 2014 and 2015 was $4.7 million, $4.8 million and $5.0 million, respectively.
j. Intangible Assets and Goodwill
Indefinite-lived Intangibles and Goodwill
In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on December 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 9, Intangible Assets and Goodwill, for more discussion of our interim and annual impairment tests performed during the three years ended February 28, 2015.
Definite-lived Intangibles
The Company’s definite-lived intangible assets primarily consist of patents, trademarks, customer lists and radio programming contracts which are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.
k. Discontinued operations and assets held for sale
The results of operations and related disposal gains and losses for business units that the Company has sold, expects to sell, or has ceased operations are classified in discontinued operations for all periods presented.

A summary of the income from discontinued operations is presented below:

	Year ended February 28,
	2013	2014	2015
Income (loss) from operations:
KXOS-FM (Radio)	(223)	—	—
Emmis Interactive Inc. (Radio)	(2,815)	—	—
Slovakia Radio Network (Radio)	782	—	—
Bulgaria Radio Network (Radio)	(810)	—	—
Sampler Publications (Publishing)	(171)	—	—
Total	(3,237)	—	—
Provision for income taxes	532	—	—
Loss from operations, net of tax	(3,769)	—	—
Gain (loss) on sale of discontinued operations:
KXOS-FM (Radio)	32,757	—	—
Emmis Interactive Inc. (Radio)	(654)	—	—
Slovakia Radio Network (Radio)	14,798	—	—
Bulgaria Radio Network (Radio)	(1,254)	—	—
Sampler Publications (Publishing)	695	—	—
Total	46,342	—	—
Benefit for income taxes	(7,507)	—	—
Gain on sale of discontinued operations, net of tax	53,849	—	—
Income from discontinued operations, net of tax	$50,080	$—	$—
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

The operations of our Slovakian radio network had historically been included in the radio segment. The following table summarizes certain operating results of our Slovakian radio network for all periods presented:

	For the year ended February 28,
	2013	2014	2015
Net revenues	$11,375	$—	$—
Station operating expenses, excluding depreciation and amortization expense	8,663	—	—
Depreciation and amortization	781	—	—
Gain on sale of assets	244	—	—
Interest expense	1,461	—	—
Other income, net	(68)	—	—
Gain on sale of business	14,798	—	—
Provision for income taxes	532	—	—
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
The operations of our Bulgarian radio network had historically been included in the radio segment. The following table summarizes certain operating results of our Bulgarian radio network for all periods presented:

	For the year ended February 28,
	2013	2014	2015
Net revenues	$1,152	$—	$—
Station operating expenses, excluding depreciation and amortization expense	1,769	—	—
Depreciation and amortization	174	—	—
Other expense, net	19	—	—
Loss on sale of business	(1,254)	—	—
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

The operations of Emmis Interactive Inc. had historically been included in the radio segment. The following table summarizes certain operating results of Emmis Interactive Inc. for all periods presented:

	For the year ended February 28,
	2013	2014	2015
Net revenues	$2,743	$—	$—
Station operating expenses, excluding depreciation and amortization expense	4,698	—	—
Depreciation and amortization	257	—	—
Other income, net	(134)	—	—
Impairment loss	737	—	—
Loss on sale of business	(654)	—	—
Discontinued Operation – Country Sampler, Smart Retailer and related publications
On October 1, 2012, Emmis completed the sale of Country Sampler magazine, Smart Retailer magazine, and related publications (altogether the “Sampler Publications”) and certain real estate used in their operations to subsidiaries of DRG Holdings, LLC. Emmis believed the sale of the Sampler Publications, which were niche crafting publications, would enable it to more clearly focus on its core city and regional publications. Emmis received gross proceeds from the sale of $8.7 million, incurred approximately $0.2 million in transaction expenses and tax obligations, and used the remaining $8.5 million to repay term loans. In connection with the sale, Emmis recorded a gain on sale of assets of approximately $0.7 million, which is included in income from discontinued operations in the accompanying consolidated statements of operations.
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
The operations of the Sampler Publications had historically been included in the publishing segment. The following table summarizes certain operating results of the Sampler Publications for all periods presented:

	For the year ended February 28,
	2013	2014	2015
Net revenues	$5,298	$—	$—
Station operating expenses, excluding depreciation and amortization expense	4,985	—	—
Depreciation and amortization	44	—	—
Loss on disposal of assets	—	—	—
Interest expense	440	—	—
Gain on sale of business	695	—	—
Benefit for income taxes	(2,764)	—	—
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

The operations of KXOS-FM had historically been included in the radio segment. The following table summarizes certain operating results of KXOS-FM for all periods presented:

	For the years ended February 28,
	2013	2014	2015
Net revenues	$3,331	$—	$—
Station operating expenses, excluding depreciation and amortization expense	27	—	—
Depreciation and amortization expense	169	—	—
Gain on sale of assets	—	—	—
Interest expense	3,358	—	—
Gain on sale of station, net of taxes	32,757	—	—
Benefit for income taxes	(4,743)	—	—
l. Advertising and Subscription Acquisition Costs
Advertising and subscription acquisition costs are expensed when incurred. Advertising expense for the years ended February 2013, 2014 and 2015 was $4.1 million, $2.8 million and $3.2 million, respectively.
m. Investments
For those investments in common stock or in-substance common stock in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. For other investments held at February 28, 2015, the Company applies the accounting guidance for certain investments in debt and equity securities. Emmis’ equity method investments report on a fiscal year ending December 31, which Emmis incorporates into its fiscal year ended February 28.
Emmis has various investments, the carrying values of which are summarized in the following table and discussed below:

	For the years ending February 28,
	2014	2015
Available-for-sale investments	$6,750	$500
Equity method investment	431	526
Total investments	$7,181	$1,026
Equity method investment
Emmis has a minority interest in a partnership that owns and operates various entertainment websites.
Available for sale investments
Emmis’ available for sale investments are investments in the preferred shares of non-public companies. These investments are accounted for under the provisions of ASC 320.
During the year ended February 28, 2013, Emmis made investments totaling $6.0 million in Courseload, Inc, a provider of online textbooks and other course material. Emmis made additional investments in Courseload Inc. of $0.3 million and $0.4 million during the years ended February 28, 2014 and 2015, respectively. During the year ended February 28, 2015, Emmis recorded a noncash impairment charge of $6.7 million in other income (expense), net in the accompanying consolidated statements of operations as it deemed the investment was impaired and the impairment was other-than-temporary. The impairment charge recorded during the year ended February 28, 2015 reduced the carrying value of this investment to zero as of February 28, 2015.
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

n. Deferred Revenue and Barter Transactions
Deferred revenue includes deferred magazine subscription revenue, deferred barter and other transactions in which payments are received prior to the performance of services (i.e. cash-in-advance advertising and prepaid LMA payments). Magazine subscription revenue is recognized when the publication is shipped. Barter transactions are recorded at the estimated fair value of the product or service received. Broadcast revenue from barter transactions is recognized when commercials are broadcast or a publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the years ended February 2013, 2014 and 2015 were $9.2 million, $8.5 million and $8.5 million, respectively, and barter expenses were $9.2 million, $8.7 million, and $8.7 million, respectively.
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

	Functional	For the Years Ended February 28,
	Currency	2013	2014	2015
Foreign currency translation adjustments
Slovakia	Euro	$23	$(11)	$—
Bulgaria	Leva	(175)	—	—
Reclassification due to substantial liquidation
Slovakia	Euro	$3,324	$—	$—
Bulgaria	Leva	(1,971)	—	—
		$1,201	$(11)	$—
p. Earnings Per Share
ASC Topic 260 requires dual presentation of basic and diluted income (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 2013, 2014 and 2015 consisted of stock options, restricted stock awards and preferred stock.
The following table sets forth the calculation of basic and diluted net income (loss) per share from continuing operations:

	For the year ended
	February 28, 2013			February 28, 2014			February 28, 2015
	Net Loss	Shares	Net Loss Per Share	Net Income	Shares	Net Income Per Share	Net Loss	Shares	Net Loss Per Share
	(amounts in 000’s, except per share data)
Basic net income (loss) per common share:
Net income (loss) available to common shareholders from continuing operations	$(8,114)	39,034	$(0.21)	$43,806	40,506	$1.08	$(99,259)	42,537	$(2.33)
Impact of equity awards	—	—		—	3,264		—	—
Impact of conversion of preferred stock into common stock	—	—		(325)	2,272		—	—
Diluted net income (loss) per common share:
Net income (loss) available to common shareholders from continuing operations	$(8,114)	39,034	$(0.21)	$43,481	46,042	$0.94	$(99,259)	42,537	$(2.33)

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the year ended February 28,
	2013	2014	2015
	(shares in 000’s )
Preferred stock	2,288	—	2,266
Stock options and restricted stock awards	6,953	1,995	4,324
Antidilutive common share equivalents	9,241	1,995	6,590
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
t. National Representation Agreement
On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. (“Interep”) and entered into a new agreement with Katz Communications, Inc. (“Katz”) extending through March 2018. Emmis’ existing contract with Interep extended through September 2011. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep agreed to release Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz. Emmis measured and recognized the charge associated with terminating the Interep contract as of the effective termination date, which was recorded as a noncash contract termination fee in the year ended February 2008. The liability established as a result of the termination represents an incentive received from Katz that is being recognized as a reduction of our national agency commission expense over the term of the agreement with Katz. The current portion of this liability is included in other current liabilities and the long-term portion of this liability is included in other noncurrent liabilities in the accompanying consolidated balance sheets at February 28, 2014 and 2015.
u. Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, principal and interest payments on its indebtedness and preferred stock dividends. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2016 with cash and cash equivalents on hand, projected cash flows from operations, and, to the extent necessary, through its borrowing capacity under the 2014 Credit

Agreement, which was $12.0 million at February 28, 2015. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2016.
v. Recent Accounting Pronouncements
In June 2013, the FASB issued a new accounting standard that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance was effective for the Company beginning March 1, 2014. The adoption of this guidance did not have any effect on the presentation of the Company’s consolidated financial statements.
In April 2014, the FASB issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, to update the criteria for reporting discontinued operations and enhance related disclosures. Under the new guidance, only disposals that have a major effect through a strategic shift on an organization’s operations and financial results should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance is effective for the Company as of March 1, 2015. The Company expects that this new guidance will reduce the number of transactions that will qualify for reporting as discontinued operations.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In April 2015, the FASB voted to defer the effective date of this Accounting Standards Update for one year. This guidance will be effective for the Company in the first quarter of its fiscal year ending February 28, 2019. The Company is currently evaluating the method of adoption and impact, if any, the adoption of this guidance will have on its financial position and results of operations.
In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This updateprovides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this update is not expected to have an impact on the Company’s consolidated financial statements.
On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result is debt issuance cost being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance is effective for the Company as of March 1, 2016 and may be adopted early. The Company expects this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by amounts classified as deferred debt issuance costs, but does not expect this update to have any other effect on its consolidated financial statements.
w. Reclassifications
Certain prior year amounts related to the classification of prepaid expenses and other current assets in the consolidated balance sheets have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on net income previously reported.

2. COMMON STOCK
Emmis has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan. All shares of Class B common stock convert to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 28, 2014 and 2015, no shares of Class C common stock were issued or outstanding.

3. REDEEMABLE PREFERRED STOCK

Each share of redeemable Preferred Stock is convertible into a number of shares of common stock, which is determined by dividing the liquidation preference of the share of preferred stock ($50.00 per share) by the conversion price. The conversion price is $20.495, which results in a conversion ratio of approximately 2.44 shares of common stock per share of Preferred Stock. Emmis may redeem the Preferred Stock for cash at 100% of the liquidation preference per share, which totaled $46.5 million as of February 28, 2015. Emmis’ 2014 Credit Agreement sets forth certain restrictions on our ability to pay dividends.
On September 3, 2012, the Company's shareholders approved amendments to the Company's Articles of Incorporation that, among other things, canceled Preferred Stock undeclared dividends and changed the designation of Preferred Stock from cumulative to non-cumulative. On May 2, 2013, the Board of the Company approved a repurchase program for the Company’s Preferred Stock under which the Company may repurchase up to $0.5 million in aggregate purchase price of its Preferred Stock commencing May 9, 2013. During the year ended February 28, 2014, the Company purchased 8,650 shares of Preferred Stock at a weighted average price of $12.38 per share. We recorded a gain on extinguishment of preferred stock of $0.3 million, net of transaction fees and expenses, which was recorded as a decrease to accumulated deficit and included in the computation of net income available to common shareholders in the accompanying consolidated financial statements. We did not repurchase any of our Preferred Stock during the year ended February 28, 2015. As of February 28, 2015, there were 928,991 shares of Preferred Stock outstanding.
The Company may make further repurchases of its Preferred Stock from time to time in amounts and at prices the management of the Company deems appropriate, based on its evaluation of market conditions and other considerations. The Company’s repurchases may be executed using a combination of open market purchases, privately negotiated agreements, written repurchase plans or other transactions. The repurchases will be funded from cash on hand or available borrowings. The Preferred Stock repurchase program may be modified, extended, suspended or discontinued at any time without prior notice.
2012 Retention Plan and Trust
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
In connection with the approval of the 2012 Retention Plan, the Trustee and the Trust entered into a Voting and Transfer Restriction Agreement with Emmis, pursuant to which Emmis had the right to direct the vote of the 400,000 shares of Preferred Stock contributed to the Trust under the 2012 Retention Plan. The Company also had the right to exchange the 400,000 shares of Preferred Stock into shares of Class A common stock at the same ratio as the conversion formula in the Preferred Stock (approximately 2.44 shares of Class A common stock for each share of Preferred Stock).
On March 5, 2014, the Board of Directors of the Company approved the exercise of the Company's repurchase option under the Voting and Transfer Restriction Agreement with the Trustee of the 2012 Retention Plan and Trust. Pursuant to the exercise of that option, the Company repurchased 400,000 shares of Preferred Stock from the trustee in exchange for 975,848 shares of the Company's Class A Common Stock. On April 2, 2014, 975,848 shares of Class A Common Stock were distributed to employees who met the vesting requirements of the plan. The Company recognized approximately $0.7 million, $2.2 million and $0.4 million of compensation expense related to the 2012 Retention Plan during the years ended February 28, 2013, 2014 and 2015, respectively. The issuance and vesting of these shares is reflected in the restricted stock table in Note 4.
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
In order to comply with the terms of a previous credit agreement, Emmis exercised its early termination option under the total return swap transactions that it had entered into with certain holders of 1,484,679 shares of its Preferred Stock. The termination was effective on September 19, 2012. As a result, these 1,484,679 shares of Preferred Stock have returned to the status of authorized but unissued shares.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended February 28, 2013, 2014 and 2015:

	For the Years Ended February 28,
	2013	2014	2015
Risk-Free Interest Rate:	0.5% - 0.7%	0.6% - 1.5%	1.2% - 1.5%
Expected Dividend Yield:	0%	0%	0%
Expected Life (Years):	4.2	4.3	4.3
Expected Volatility:	128.9% – 131.4%	80.4% - 115.9%	69.0% - 73.9%

The following table presents a summary of the Company’s stock options outstanding at February 28, 2015, and stock option activity during the year ended February 28, 2015 (“Price” reflects the weighted average exercise price per share):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	6,984,605	$3.74
Granted	571,219	2.90
Exercised (1)	794,768	0.57
Forfeited	40,000	0.70
Expired	996,610	17.28
Outstanding, end of period	5,724,446	1.76	6.6	$5,060
Exercisable, end of period	2,557,363	2.00	5.2	$2,447

(1)
The Company did not record an income tax benefit related to option exercises in the years ended February 28, 2013, 2014 and 2015. Cash received from option exercises during the years ended February 2013, 2014 and 2015 was $0.3 million, $0.3 million and $0.4 million, respectively.

The weighted average grant date fair value of options granted during the years ended February 28, 2014 and 2015, was $1.67 and $1.64, respectively.

A summary of the Company’s nonvested options at February 28, 2015, and changes during the year ended February 28, 2015, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	3,325,481	$0.98
Granted	571,219	1.64
Vested	689,617	1.07
Forfeited	40,000	0.57
Nonvested, end of period	3,167,083	1.08
There were 3.0 million shares available for future grants under the Company’s various equity plans at February 28, 2015 (1.9 million shares under the 2012 Equity Compensation Plan and 1.1 million shares under other plans). The vesting dates of outstanding options at February 28, 2015 range from March 2015 to March 2018, and expiration dates range from March 2015 to September 2024.

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
The following table presents a summary of the Company’s restricted stock grants outstanding at February 28, 2015, and restricted stock activity during the year ended February 28, 2015 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	590,544	$1.79
Granted	1,437,429	3.18
Vested (restriction lapsed)	1,350,339	3.03
Forfeited	—	—
Grants outstanding, end of period	677,634	2.26

The total grant date fair value of shares vested during the years ended February 28, 2013, 2014 and 2015, was $1.4 million, $2.2 million and $4.1 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the years ended February 28, 2013, 2014 and 2015:

	Year Ended February 28,
	2013	2014	2015
Station operating expenses	$852	$2,236	$720
Corporate expenses	2,090	2,648	2,093
Stock-based compensation expense included in operating expenses	2,942	4,884	2,813
Tax benefit	—	1,954	—
Recognized stock-based compensation expense, net of tax	$2,942	$2,930	$2,813

As of February 28, 2015, there was $2.1 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

5. LONG-TERM DEBT
Long-term debt was comprised of the following at February 28, 2014 and 2015:

	As of February 28, 2014	As of February 28, 2015
2012 Credit Agreement debt :
Revolver	$—	$—
Term Loan	54,000	—
Total 2012 Credit Agreement debt	54,000	—

2014 Credit Agreement debt :
Revolver	—	8,000
Term Loan	—	185,000
Total 2014 Credit Agreement debt	—	193,000

Digonex nonrecourse debt (1)	—	3,971
98.7FM nonrecourse debt	74,942	70,401
Current maturities	(12,541)	(6,840)
Unamortized original issue discount	(1,475)	(6,382)
Total long-term debt	$114,926	$254,150
(1) The face value of Digonex nonrecourse debt is $6.2 million
2014 Credit Agreement
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
The Initial Proceeds, coupled with $13.0 million of revolving credit facility borrowings, were used by the Borrower on June 10, 2014 to repay all amounts outstanding under its previous credit agreement, to make a $55.0 million initial payment associated with our acquisition of WBLS-FM and WLIB-AM, and to pay fees and expenses. The Subsequent Acquisition Proceeds were used to make the final $76.0 million payment related to the acquisition of WBLS-FM and WLIB-AM on February 13, 2015.
The Term Loan is due not later than June 10, 2021 and, prior to the Second Amendment to the 2014 Credit Agreement discussed below, amortized in an amount equal to 1% per annum of the total principal amount outstanding, payable in quarterly installments commencing April 1, 2015, with the balance payable on the maturity date. The revolving credit facility expires not later than June 10, 2019. An unused commitment fee of 50 basis points per annum will be payable quarterly on the average unused amount of the revolving credit facility. Prior to the First Amendment and Second Amendment to the 2014 Credit Agreement discussed below, the Term Loan and amounts borrowed under the revolving credit facility bore interest, at the Borrower’s option, at either (i) the Alternate Base Rate (as defined in the 2014 Credit Agreement) (but not less than 2.00%) plus 3.75% or (ii) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) (but not less than 1.00%) plus 4.75%.
Approximately $1.0 million of transaction fees related to the 2014 Credit Agreement were capitalized and are being amortized over the life of the 2014 Credit Agreement. These deferred debt costs are included in other assets, net in the accompanying consolidated balance sheets. The 2014 Credit Agreement is carried on our consolidated balance sheets net of an original issue discount. The original issue discount, which was $6.1 million as of the issuance of the debt on June 10, 2014 and $6.4 million as of February 28, 2015 (inclusive of the $1.0 million of transaction fees associated with the November 7, 2014 debt amendment discussed below), is being amortized as additional interest expense over the life of the 2014 Credit Agreement.
The obligations under the 2014 Credit Agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company, the Borrower and the Subsidiary Guarantors.
On November 7, 2014, Emmis entered into the First Amendment (the “First Amendment”) to the 2014 Credit Agreement. The First Amendment (i) increases the maximum Total Leverage Ratio to 6.00:1.00 for the period February 28, 2015 through February 29, 2016, (ii) adjusts the definition of Consolidated EBITDA to exclude during the term of the 2014 Credit Agreement up to $5 million in severance and/or contract termination expenses and up to $2.5 million in losses attributable to the reformatting of the Company’s radio stations, (iii) extends the requirement for the Borrower to pay a 1.00% fee on certain prepayments of the Term Loan to November 7, 2015, (iv) increases the Applicable Margin by 0.25% for at least six months from the date of the First Amendment and until the Total Leverage Ratio is less than 5.00:1.00, and (v) makes certain technical adjustments to the definition of Consolidated Excess Cash Flow and to address the Foreign Account Tax Compliance Act. Emmis paid a total of approximately $1.0 million of transaction fees to the Lenders that consented to the First Amendment, which were recorded as original issue discount and are being amortized over the remaining life of the 2014 Credit Agreement. Capitalized terms in this paragraph not defined elsewhere in this document are defined in the 2014 Credit Agreement.
The 2014 Credit Agreement was amended subsequent to February 28, 2015. See Note 17, Subsequent Events, for more details of the amendment.
Borrowing under the 2014 Credit Agreement depends upon our continued compliance with certain operating covenants and financial ratios, including leverage and fixed charge coverage as specifically defined. The operating covenants and other restrictions with which we must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying certain dividends, redeeming or repurchasing capital stock of Emmis, acquisitions and asset sales. No default or event of default has occurred or is continuing. The 2014 Credit Agreement provides that an event of default will occur if there is a “change in control” of Emmis, as defined. The payment of principal, premium and interest under the 2014 Credit Agreement is fully and unconditionally guaranteed, jointly and severally, by ECC and most of its existing wholly-owned domestic subsidiaries. Substantially all of Emmis’ assets, including the stock of most of Emmis’ wholly-owned, domestic subsidiaries are pledged to secure the 2014 Credit Agreement.
2012 Credit Agreement
On December 28, 2012, Emmis entered into a credit facility (the “2012 Credit Agreement”) to provide for total borrowings of up to $100 million, including (i) an $80 million term loan and (ii) a $20 million revolver, of which $5 million may be used for letters of credit. On June 10, 2014, Emmis entered into the 2014 Credit Agreement. In connection with the execution of the 2014 Credit Agreement, the 2012 Credit Agreement was terminated effective June 10, 2014, and all amounts outstanding under that agreement were paid in full. During the three months ended August 31, 2014, the Company recorded a loss on debt extinguishment of $1.5 million related to the termination of the 2012 Credit Agreement.

2014 Credit Agreement Covenants
We were in compliance with all financial and non-financial covenants as of February 28, 2015. Our Total Leverage Ratio and Minimum Interest Coverage Ratio (each as defined in the 2014 Credit Agreement) requirements and actual amounts as of February 28, 2015 were as follows:

As of February 28, 2015
	Covenant Requirement	Actual Results
Maximum Total Leverage Ratio	6.00 : 1.00	5.40 : 1.00
Minimum Fixed Charge Coverage Ratio	2.00 : 1.00	3.08 : 1.00

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
Digonex Nonrecourse Debt
Digonex issued $6.2 million of notes payable prior to Emmis’ acquisition of a controlling interest of Digonex on June 16, 2014. Emmis recorded these notes at fair value in its purchase price allocation as of June 16, 2014. The difference between the fair value recorded on June 16, 2014 and the face value of the notes is being accreted as additional interest expense through the maturity date of the notes. The notes are obligations of Digonex only and are non-recourse to the rest of Emmis' subsidiaries. Approximately $1.5 million of the Digonex notes are secured by the assets of Digonex and the remaining $4.7 million are unsecured. The notes bear simple interest at 5% with interest due at maturity of the notes on December 31, 2017.  See Note 7 for more discussion of the acquisition of Digonex.
Based on amounts outstanding at February 28, 2015, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year Ended	2014 Credit Agreement
February 28 (29),	Revolver	Term Loan	98.7FM Debt	Digonex Debt	Total
2016	$—	$1,850	$4,990	$—	$6,840
2017	—	1,850	5,453	—	7,303
2018	—	1,850	6,039	6,199	14,088
2019	—	1,850	6,587	—	8,437
2020	8,000	1,850	7,150	—	17,000
Thereafter	—	175,750	40,182	—	215,932
Total	$8,000	$185,000	$70,401	$6,199	$269,600

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
Recurring Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2014 and 2015. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of February 28, 2015
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$500	$500
Total assets measured at fair value on a recurring basis	$—	$—	$500	$500

	As of February 28, 2014
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$6,750	$6,750
Total assets measured at fair value on a recurring basis	$—	$—	$6,750	$6,750
Share-based compensation arrangement	$2,926	$—	$—	$2,926
Interest rate swap agreement	—	94	—	94
Total liabilities measured at fair value on a recurring basis	$2,926	$94	$—	$3,020
Available for sale securities — Emmis’ available for sale securities are investments in preferred stock of private companies that are not traded in active markets. The investments are recorded at fair value, which was generally estimated using significant unobservable market parameters, resulting in a level 3 categorization. The carrying value of our preferred stock investments was determined by using implied valuations of recent rounds of financing and by other corroborating evidence, including the application of various valuation methodologies including option-pricing and discounted cash flow based models. During the year ended February 28, 2015, the Company determined that its investment in Courseload, Inc. was fully impaired and the impairment was other-than-temporary. As such, the Company recorded a noncash inpairment charge of $6.7 million. Available for sale securities are included in investments on our consolidated balance sheets. See Note 1j for more discussion.
Share-based compensation arrangement — Emmis’ 2012 Retention Plan and Trust discussed in Note 3 was recorded at fair value on a recurring basis. As the fair value of the 2012 Retention Plan and Trust was tied to quoted prices of Emmis stock, it was considered a level 1 measurement. The share-based compensation arrangement was settled during the three months ended May 31, 2014.
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
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	Year Ended February 28,
	2014	2015
	Available For Sale Securities
Beginning Balance	$6,500	$6,750
Purchases	250	432
Other than temporary impairment losses	—	(6,682)
Ending Balance	$6,750	$500
Non-Recurring Fair Value Measurements
The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events that include those described in Note 9, Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 9 for more discussion).
Fair Value of Other Financial Instruments
Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 7 for the fair values of assets acquired and liabilities assumed in connection with the Company's acquisitions. The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. Considerable judgment is necessary, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition. The use of different market assumptions may have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of financial instruments:
- Cash and cash equivalents: The carrying amount of these assets approximates fair value because of the short maturity of these instruments.
- 2014 Credit Agreement debt: As of February 28, 2015, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $193.5 million and $193.0 million, respectively. The Company's estimate of fair value was based on quoted prices of this instrument and is considered a Level 2 measurement.
- Other long-term debt: The Company’s 98.7FM non-recourse debt and Digonex non-recourse debt is not actively traded and is considered a level 3 measurement. The Company believes the current carrying value of its other long-term debt approximates its fair value.

7. ACQUISITIONS AND DISPOSITIONS
For the year ended February 28, 2015
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
Upon approval of the transaction by the Federal Communications Commission, Emmis and YMF executed the first closing of the transaction on June 10, 2014, whereby YMF transferred the assets of the Stations to Emmis and Emmis paid YMF $55.0 million of cash and transferred to YMF Media New York a 49.9% ownership interest in the Emmis subsidiaries that own the Stations' assets. The second closing occurred on February 13, 2015 and involved the payment of the balance of the purchase price of $76.0 million to YMF in exchange for the transfer to Emmis of YMF Media New York's interest in the Emmis subsidiaries that own the Stations' assets.

On February 11, 2014, Emmis and YMF entered into an LMA for the Stations. On March 1, 2014, Emmis began providing programming and selling advertising for the Stations. Under the terms of the LMA, Emmis paid $1.275 million per month to YMF for the right to program the station and sell advertising. The monthly LMA fee decreased to approximately $0.74 million after the first closing of the purchase of the Stations on June 10, 2014. The ongoing, reduced monthly LMA fees were recognized as additional purchase price of the Stations on June 10, 2014. Prior to the first closing of the purchase, LMA fees were recognized as operating expenses.
Emmis gained control over the Stations effective with the first closing on June 10, 2014 and consolidated the Stations beginning on that date. YMF was entitled to the remaining purchase price of $76.0 million at the second closing and the $0.74 million monthly LMA fees until the second closing, but did not otherwise share in the income or loss of the Stations subsequent to the first closing.
On June 10, 2014, Emmis entered into the 2014 Credit Agreement which included a senior secured term loan facility of $185.0 million and a senior secured revolving credit facility of $20.0 million. Pursuant to the 2014 Credit Agreement, the Company borrowed $185.0 million of the senior secured term loans on June 10, 2014; $109.0 million was disbursed to the Company and the remaining $76.0 million was funded into escrow. The proceeds from the term loan and additional funding from the revolving credit facility were used to fund the first closing of the acquisition described above, settle amounts due under the Company's former credit facility, and pay fees related to the issuance of the Credit Agreement. The $76.0 million of funds in escrow were used to fund substantially all of the second closing of the acquisition on February 13, 2015. See Note 5 for more discussion of the 2014 Credit Agreement.
The following table summarizes the preliminary estimates of fair values of the identifiable assets acquired and liabilities assumed in the acquisition of the Stations as of June 10, 2014. The second closing liability and the LMA payments made subsequent to the first closing that were recognized as additional purchase price were discounted as of the first closing on June 10, 2014. The purchase price allocation of WBLS-FM and WLIB-AM was based on the present values of these liabilities. Accretion of these liabilities totaling $3.1 million was recognized during the year ended February 28, 2015 as additional interest expense. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions until management's appraisals and estimates are finalized, which may result in adjustments to the preliminary values presented below (in thousands).

Other current assets	$37
Property and equipment	4,054
Indefinite-lived intangibles	69,019
Goodwill	58,395
Other intangibles	2,469
Other current liabilities	(512)
Total purchase price, including assumed liabilities	$133,462

Cash paid at first closing on June 10, 2014	$55,000
Cash paid for LMA payments subsequent to first closing and cash paid at second closing on February 13, 2015	81,563
Total cash paid for acquisition	136,563
Accretion of LMA payments liability and second closing liability recognized as interest expense	(3,101)
Adjusted cash paid for acquisition	$133,462
Goodwill was calculated as the excess of the purchase price over the net assets acquired. Management attributed the goodwill recognized in the acquisition of the Stations to the power of the existing WBLS-FM and WLIB-AM brands in the New York marketplace as well as the synergies and growth opportunities expected through the combination of the adult urban and urban gospel stations with the Company's existing hip-hop station. The $58.4 million of goodwill recognized in the transaction was included in our radio segment and is deductible for tax purposes. As part of our annual impairment testing, the Company determined that the goodwill associated with this transaction was fully impaired. See Note 9 for more discussion of the goodwill impairment.
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
The results of operations of the Stations are largely included in the Company's results of operations for the year ended February 28, 2015 as the Company began providing programming and selling advertising of the Stations on March 1, 2014 pursuant to an LMA. Net revenues and station operating expenses, excluding LMA fees and depreciation and amortization expense, of WBLS-FM and WLIB-AM were $28.1 million and $20.3 million, respectively, for the year ended February 28, 2015.
We incurred acquisition costs related to the Stations totaling $0.7 million for the year ended February 28, 2015. Acquisition costs included in station operating expenses, excluding LMA fees and depreciation and amortization expense, in the accompanying consolidated statements of operations were $0.4 million for the year ended February 28, 2015. Acquisition costs included in corporate expenses, excluding depreciation and amortization expense, in the accompanying consolidated statements of operations were $0.3 million for the year ended February 28, 2015. Including acquisition costs incurred during the year ended February 28, 2014 of $0.9 million, cumulative acquisition costs related to the Stations through February 28, 2015 were $1.6 million.
In connection with the first closing, Emmis and YMF executed an amendment to their Asset Purchase Agreement dated April 5, 2012 relating to Emmis' sale of the intellectual property of WRKS-FM. The amendment, executed on June 10, 2014, fixed all future earn-out payments YMF owed to Emmis pursuant to the April 5, 2012 Asset Purchase Agreement based upon the parties' estimate of the earn-out payments that would otherwise be owed to Emmis under this pre-existing contractual relationship. Emmis recognized a gain on settlement of the contract of $2.5 million, which is included in gain on contract settlement in the accompanying consolidated statements of operations. All amounts owed to Emmis pursuant to Emmis' sale of WRKS-FM intellectual property were collected prior to February 28, 2015.
The following table presents unaudited pro forma consolidated financial information as if the closing of our acquisition of the Stations and related debt refinancing had occurred on March 1, 2013 (in thousands, except per share data):

	(Unaudited)
	Year ended February 28,
	2014	2015
	(in 000’s, except per share data)
Net revenues	$237,171	$237,938
Net income attributable to common shareholders	$48,454	$(94,035)
Net income per common share attributable to common shareholders:
Basic	$1.20	$(2.21)
Diluted	$1.05	$(2.21)
As mentioned above and in Note 1, Emmis commenced an LMA on both WBLS-FM and WLIB-AM beginning on March 1, 2014. As Emmis programmed the stations and sold the related advertising, the majority of the results of operations for the two stations are included in Emmis' historical results for the year ended February 28, 2015. Certain adjustments were made to reflect the elimination of the LMA fee and other purchase accounting adjustments. The pro forma financial information for the year ended February 28, 2014 has been prepared by combining our historical results and the historical results of WBLS-FM and WLIB-AM and further reflects the effect of purchase accounting adjustments. This pro forma information is not necessarily indicative of the results of operations that actually would have resulted had the acquisition of the two radio stations occurred on March 1, 2013, or that may result in the future.
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

Digonex reports on a calendar year ending December 31, which Emmis consolidates into its fiscal year ending February 28(29). Net revenues and operating expenses, excluding depreciation and amortization expense, of Digonex for the period June 16, 2014 to December 31, 2014, which Emmis consolidates into its results of operations for the year ended February 28, 2015 were $0.2 million and $1.4 million, respectively. Unaudited pro forma consolidated financial information as if the closing of Digonex had occurred on March 1, 2013 is not presented as the results of operations of Digonex prior to its acquisition on June 16, 2014 were not material.
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

Cash	$456
Other current and noncurrent assets	9
Goodwill	2,753
Other intangibles	6,180
Accounts payable and accrued expenses	(462)
Other current liabilities and noncurrent liabilities	(1,139)
Long-term debt	(3,600)
Noncontrolling interests	(1,197)
Total purchase price, including assumed liabilities	3,000
Less: Cash acquired	(456)
Total purchase price, net of cash acquired	$2,544
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

8. OTHER SIGNIFICANT TRANSACTIONS

Next Radio LLC - Sprint Agreement
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's smartphone application, NextRadio, in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through February 28, 2015, the NextRadio application had not generated a material amount of revenue.
Nearly all of the largest radio broadcasters and many smaller radio broadcasters have expressed support for NextRadio LLC's agreement with Sprint. Accordingly, NextRadio LLC has entered into a number of funding agreements with radio broadcasters and other participants in the radio industry to collect and remit cash to Sprint to fulfill the quarterly payment obligation. As part of some of these funding agreements, Emmis agreed to certain limitations on the operation of its NextRadio and TagStation businesses, including assurances of access to the NextRadio app and to TagStation (the cloud-based engine that provides data to the NextRadio application), and limitations on sale of the businesses to potential competitors of the U.S. radio industry. Emmis also granted the U.S. radio industry (as defined in the funding agreements) a call option on substantially all of the assets used in the NextRadio and TagStation businesses in the United States. The call option may be exercised in August 2017 or August 2019 by paying Emmis a purchase price equal to the greater of (i) the appraised fair market value of the NextRadio and TagStation businesses, or (ii) two times Emmis' cumulative investments in the development of the businesses. If the call option is exercised, the businesses will continue to be subject to the operating limitations applicable today, and no radio operator will be permitted to own more than 30% of the NextRadio and TagStation businesses.
Emmis determined that NextRadio LLC is a variable interest entity (VIE) and that Emmis is the primary beneficiary because the Company has the power to direct substantially all of the activities of NextRadio LLC, and because the Company may absorb certain losses and receive certain benefits from the operations of the VIE. Emmis does not record any revenue or expense related to the amounts that are collected and remitted to Sprint except the portion of any payment to Sprint that was actually contributed to NextRadio LLC by Emmis, which is recorded as station operating expenses, excluding depreciation and amortization expense. Emmis contributed approximately $1.1 million and $0.5 million to NextRadio LLC during the years ended February 28, 2014 and 2015, respectively. These amounts were recorded as station operating expenses, excluding depreciation and amortization expense.
As of February 28, 2015, the carrying value of assets within NextRadio LLC totaled $1.3 million, which represents cash collected by NextRadio LLC from other broadcasting companies and other companies in the radio industry, which is considered restricted for the purpose of a future Sprint payment. NextRadio LLC had $1.3 million of liabilities at February 28, 2015, which represents the obligation to remit cash received from radio industry participants to Sprint.

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
The following table summarizes Emmis' operating results of 98.7FM for all periods presented. Emmis programmed 98.7FM until the LMA commenced on April 26, 2012. 98.7FM is a part of our radio segment. Results of operations of 98.7FM for the three years ended February 28, 2015 were as follows:

	For the year ended February 28 (29),
	2013	2014	2015
Net revenues	$10,589	$10,331	$10,331
Station operating expenses, excluding depreciation and amortization expense	4,410	1,009	1,002
Impairment loss on intangible assets (Note 9)	—	—	9,462
Depreciation and amortization	112	—	—
Interest expense	2,689	3,416	3,238
Assets and liabilities of 98.7FM as of February 28, 2014 and 2015 were as follows:

	As of February 28,
	2014	2015
Current assets:
Restricted cash	$1,407	$1,467
Prepaid expenses	614	603
Total current assets	2,021	2,070
Noncurrent assets:
Indefinite lived intangibles	60,525	51,063
Deferred debt issuance costs, net	2,759	2,495
Deposits and other	3,082	4,428
Total noncurrent assets	66,366	57,986
Total assets	$68,387	$60,056
Current liabilities:
Accounts payable and accrued expenses	$56	$22
Current maturities of long-term debt	4,541	4,990
Deferred revenue	728	753
Other current liabilities	256	241
Total current liabilities	5,581	6,006
Noncurrent liabilities:
Long-term debt, net of current portion	70,401	65,411
Other noncurrent liabilities	24	27
Total noncurrent liabilities	70,425	65,438
Total liabilities	$76,006	$71,444

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
The sale of WRKS-FM’s intellectual property became effective on May 7, 2012. The $10.0 million gain was reflected in gain on sale of assets in the consolidated statements of operations. Emmis collected the $10.0 million intellectual property sale proceeds on July 6, 2012 and used the entire amount to repay term loans under a previous credit agreement.
In connection with the agreement to purchase WBLS-FM and WLIB-AM from YMF as discussed in Note 7, Emmis and YMF agreed to modify the quarterly earn-out payments. Effective upon the first closing of the purchase of WBLS-FM and WLIB-AM, quarterly earn-out payments were fixed at $0.5 million per quarter, retroactive to the first calendar quarter of 2014. Emmis continued to collect earn-out payments until the second closing of the purchase of WBLS-FM and WLIB-AM on February 13, 2015, at which time all remaining earn-out payments in the three-year term were accelerated and settled at closing.

9. INTANGIBLE ASSETS AND GOODWILL
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
Impairment testing
The Company generally performs its annual impairment review of indefinite-lived intangibles as of December 1 each year. At the time of each impairment review, if the fair value of the indefinite-lived intangible is less than its carrying value a charge is recorded to results of operations. When indicators of impairment are present, the Company will perform an interim impairment test. In connection with the April 2012 LMA with a subsidiary of Disney Enterprises, Inc. discussed in Note 1e, the Company separated its two New York stations into separate units of accounting. Concurrent with the separation of the stations into separate units of accounting, the Company performed an interim impairment test of those licenses. Impairment recorded as a result of our interim and annual impairment testing is summarized in the table below. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted.

	Interim Assessment			Annual Assessment
	FCC Licenses	Goodwill	Definite-lived	FCC Licenses	Goodwill	Definite-lived	Total
Year Ended February 28, 2013	10,971	—	—	—	448	—	11,419
Year Ended February 28, 2014	—	—	—	—	—	—	—
Year Ended February 28, 2015	—	—	—	9,520	58,395	—	67,915

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
Below are some of the key assumptions used in our annual impairment assessments. As part of our December 1, 2014 annual impairment assessment, we reduced long-term growth rates in most of the markets in which we operate based on recent industry trends and our expectations for the markets going forward. The methodology used to value our FCC licenses has not changed in the three-year period ended February 28, 2015.

	December 1, 2012	December 1, 2013	December 1, 2014
Discount Rate	11.9% - 12.3%	12.0% - 12.4%	12.1% - 12.5%
Long-term Revenue Growth Rate	2.3% - 3.3%	2.3% - 3.1%	1.5% - 3.0%
Mature Market Share	3.2% - 29.4%	3.5% - 30.2%	3.2% - 29.2%
Operating Profit Margin	25.1% - 38.3%	25.0% - 39.1%	25.1% - 39.2%
As of February 28, 2014 and 2015, the carrying amounts of the Company’s FCC licenses were $150.6 million and $210.1 million, respectively. These amounts are entirely attributable to our radio division. The table below presents the changes to the carrying values of the Company’s FCC licenses for the years ended February 2014 and 2015 for each unit of accounting.

	Change in FCC License Carrying Values
Unit of Accounting	As of February 28, 2013	Purchases	As of February 28, 2014	Purchases	Impairment	As of February 28, 2015
New York Cluster	$2,597	$—	$2,597	$69,019	$—	$71,616
98.7FM (New York)	60,525	—	60,525	—	(9,462)	51,063
Austin Cluster	39,255	—	39,255	—	—	39,255
St. Louis Cluster	27,692	—	27,692	—	—	27,692
Indianapolis Cluster	17,654	—	17,654	—	—	17,654
KPWR-FM (Los Angeles)	2,018	—	2,018	—	—	2,018
Terre Haute Cluster	781	36	817	—	(58)	759
Total	150,522	36	150,558	69,019	(9,520)	210,057
FCC license purchases of $69.0 million during the year ended February 28, 2015 solely relate to our purchase of WBLS-FM and WLIB-AM. See Note 7 for more discussion of this acquisition. Impairment recorded during the year ended February 28, 2015 mostly relates to our FCC license in New York that is being operated pursuant to an LMA and this license is assessed individually since it is the only FCC license in that unit of account. Declining market revenues in calendar 2014 coupled with a reduction in the Company's estimate of long-term revenue growth rates led to a lower estimate of fair value of a single FM FCC License in New York.
Valuation of Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market, excluding any stations that are being operated pursuant to an LMA, and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as well as recent market transactions as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. For the annual assessment performed as of December 1, 2014, the Company applied a market multiple of 7.5 to 8.5 times and 6.0 times the reporting unit’s operating performance for our radio and publishing reporting units, respectively. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations. The methodology used to value our goodwill has not changed in the three-year period ended February 28, 2015.
During our December 1, 2014 annual goodwill impairment test, the Company wrote off $58.4 million of goodwill associated with our New York radio cluster. This goodwill related entirely to our purchase of WBLS-FM and WLIB-AM on June 10, 2014. Declining performance of the entire New York radio market significantly impacted our operating performance in New York. These declines, combined with lower projected revenue growth rates in the New York market, resulted in a step-one indication of impairment for our New York cluster on both the market and income approaches. Upon completing the step-two analysis, the Company determined that the full carrying amount of the New York cluster goodwill of $58.4 million was impaired.
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
As of February 28, 2014 and 2015, the carrying amount of the Company’s goodwill was $12.6 million and $15.4 million. The table below presents the changes to the carrying values of the Company’s goodwill for the years ended February 2014 and 2015 for each reporting unit. Goodwill carrying values did not change during the year ended February 28, 2014. As noted above, each reporting unit is a cluster of radio stations in one geographical market (except for stations being operated pursuant to LMAs) and magazines on an individual basis.

	Change in Goodwill Carrying Values
Reporting Unit	As of February 28, 2014	Acquisitions	Impairment	As of February 28, 2015
New York Cluster (Radio)	$—	$58,395	$(58,395)	$—
Indianapolis Cluster (Radio)	265	—	—	265
Austin Cluster (Radio)	4,338	—	—	4,338
Texas Monthly	8,036	—	—	8,036
Digonex	—	2,753	—	2,753
Total	12,639	61,148	(58,395)	15,392

Definite-lived intangibles
The following table presents the weighted-average remaining useful life at February 28, 2015 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2014 and 2015:

		As of February 28, 2014			As of February 28, 2015
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	7.0	$810	$548	$262	$1,240	$585	$655
Patents	6.5	—	—	—	5,180	401	4,779
Programming Contract	6.6	—	—	—	2,154	220	1,934
Customer List	2.4	—	—	—	1,015	205	810
Total		$810	$548	$262	$9,589	$1,411	$8,178

Total amortization expense from definite-lived intangibles was less than $0.1 million for the years ended February 28, 2013 and 2014. Total amortization expense from definite-lived intangibles was $0.9 million for the year ended February 28, 2015. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
(in 000's)
2016	1,514
2017	1,514
2018	1,255
2019	1,076
2020	1,076

10. EMPLOYEE BENEFIT PLANS
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
2012 Equity Compensation Plan
At the 2012 annual meeting, the shareholders of Emmis approved the 2012 Equity Compensation Plan (“the Plan”). Under the Plan, awards equivalent to 2.0 million shares of common stock may be granted. Furthermore, any unissued awards from the 2010 Equity Compensation Plan (or shares subject to outstanding awards that would again become available for awards under this plan) increases the number of shares of common stock available for grant under the Plan. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under this Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). The stock options under this Plan generally expire not more than 10 years from the date of grant. Under this Plan, awards equivalent to approximately 1.9 million shares of common stock were available for grant at February 28, 2015. In March 2015, the Company granted 1.6 million shares in the form of restricted stock, incentive stock options and nonqualified stock options under the 2012 Equity Compensation Plan, leaving approximately 0.3 million shares of common stock available for grant under this Plan.
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
Employee contributions are matched at 33% up to a maximum of 6% of eligible compensation. Emmis’ discretionary contributions to the plan totaled $0.9 million, $0.9 million and $1.1 million for the years ended February 2013, 2014 and 2015, respectively. All discretionary contributions were made in cash.
 c. Defined Contribution Health and Retirement Plan
Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense for continuing operations related to the multi-employer plan were approximately $0.1 million, $0.1 million and $0.3 million for the years ended February 2013, 2014 and 2015, respectively.

11. OTHER COMMITMENTS AND CONTINGENCIES
a. Commitments of our continuing operations

The Company has various commitments under the following types of material contracts for its continuing operations: (i) operating leases; (ii) radio syndicated programming; (iii) employment agreements and (iv) other contracts with annual commitments (mostly contractual services for audience measurement information) at February 28, 2015 as follows:

Year ending February 28 (29),	Operating Leases	Syndicated Programming	Employment Agreements	Other Contracts	Total
2016	$8,675	$569	$14,965	$11,282	$35,491
2017	8,583	442	8,765	10,371	28,161
2018	8,006	328	1,886	10,736	20,956
2019	7,123	—	873	4,722	12,718
2020	6,985	—	—	39	7,024
Thereafter	21,458	—	—	39	21,497
Total	$60,830	$1,339	$26,489	$37,189	$125,847
Emmis leases certain office space, tower space, equipment and automobiles under operating leases expiring at various dates through July 2027. Some of the lease agreements contain renewal options and annual rental escalation clauses, as well as provisions for payment of utilities and maintenance costs. The Company recognizes escalated rents on a straight-line basis over the term of the lease agreement. Rental expense for continuing operations during the years ended February 2013, 2014 and 2015 was approximately $7.5 million, $8.2 million and $9.1 million, respectively. The Company recognized approximately $0.9 million, $1.0 million and $0.3 million of sublease income as a reduction of rent expense for the years ended February 2013, 2014, and 2015 respectively. Total minimum sublease rentals to be received in the future under noncancelable subleases as of February 28, 2015 were as follows:

Year ending February 28 (29),	Noncancelable Sublease rentals
2016	$313
2017	319
2018	216
2019	—
2020	—
Total	$848
b. Litigation
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
On July 7, 2014, individuals who had been seeking to overturn the FCC’s approval of the transfer of the broadcast licenses for WBLS-FM and WLIB-AM from entities associated with Inner City Broadcasting to YMF (the entities that subsequently sold the two stations to Emmis) filed with the U.S. Court of Appeals for the District of Columbia Circuit a Notice of Appeal of the FCC’s approval of the transfer. Based upon the facts alleged in the case and the extensive precedent of courts not overturning FCC approvals of transfers of broadcast licenses except in exceedingly rare circumstances. Additionally, in March 2015, an individual filed a lawsuit in the Federal District Court of New York challenging the transfer of the assets of WBLS-FM and WLIB-AM from Inner City to YMF, and claimed that Emmis had exerted undue influence in securing the FCC's consent to the transfer of the FCC licenses of WBLS-FM and WLIB-AM from YMF to Emmis. Emmis believes the appeal and the claims in the lawsuit are without merit.
Certain groups and individuals have challenged an application for renewal of one of Company's FCC licenses. This challenge is currently pending before the FCC. Emmis does not expect the challenge to result in the denial of our license renewal.

12. INCOME TAXES
United States and foreign income (loss) before income taxes for the years ended February 2013, 2014 and 2015 was as follows:

	2013	2014	2015
United States	$(7,518)	$16,659	$(58,692)
Foreign	(1,350)	(2,067)	(345)
Income (loss) before income taxes	$(8,868)	$14,592	$(59,037)
The (benefit) provision for income taxes for the years ended February 2013, 2014, and 2015 consisted of the following:

	2013	2014	2015
Current:
Federal	$(529)	$—	$—
State	(152)	(900)	229
Foreign	161	13	—
	(520)	(887)	229
Deferred:
Federal	(4,589)	(25,219)	27,431
State	(1,930)	(7,957)	9,288
Foreign	—	—	—
	(6,519)	(33,176)	36,719
(Benefit) provision for income taxes	$(7,039)	$(34,063)	$36,948
Other Tax Related Information:
Tax benefit of discontinued operations	(6,975)	—	—

The (benefit) provision for income taxes for the years ended February 2013, 2014 and 2015 differs from that computed at the Federal statutory corporate tax rate as follows:

	2013	2014	2015
Computed income tax (benefit) provision at 35%	$(3,109)	$5,110	$(20,663)
State income tax (benefit) provision	(2,082)	(8,857)	9,517
Foreign taxes	639	737	120
Tax benefit resulting from swap expiration and related OCI reversal	—	—	5
Allocation of tax benefit from discontinued operations	(3,007)	—	—
Nondeductible stock compensation	127	55	122
Entertainment disallowance	430	455	421
Change in valuation allowance	6,966	(31,059)	50,250
Tax attributed to noncontrolling interest	(1,561)	(1,793)	(1,994)
Section 165(g) worthless stock deduction	(5,746)	—	—
Alternative minimum tax	(529)	—	—
Federal tax credit	—	—	(173)
Other	833	1,289	(657)
(Benefit) provision for income taxes	$(7,039)	$(34,063)	$36,948
The components of deferred tax assets and deferred tax liabilities at February 28, 2014 and February 28, 2015 are as follows:

	2014	2015
Deferred tax assets:
Net operating loss carryforwards	$27,963	$32,627
Intangible assets	12,127	30,299
Compensation relating to stock options	2,199	1,438
Interest rate exchange agreement	38	—
Deferred revenue	1,639	1,260
Accrued rent	1,897	2,071
Tax credits	1,927	1,987
Investments in subsidiaries	352	2,951
Other	2,181	1,875
Valuation allowance	(970)	(62,984)
Total deferred tax assets	49,353	11,524
Deferred tax liabilities
Indefinite-lived intangible assets	(40,549)	(41,576)
Property and equipment	(569)	(751)
Cancellation of debt income	(13,136)	(10,772)
Other	—	(39)
Total deferred tax liabilities	(54,254)	(53,138)
Net deferred tax liabilities	$(4,901)	$(41,614)
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset ("DTA") will not be realized. The Company historically recorded a full valuation allowance on all U.S. (federal and state) deferred tax assets. During the year ended February 28, 2014, due to improved operating results, the Company determined that a valuation allowance on most of its deferred tax assets was no longer appropriate and reversed the valuation allowance on all U.S. deferred tax assets (with the exception of certain state net operating loss deferred DTAs). During the fourth quarter of the year ended February 28, 2015, the Company lowered its long-term market revenue growth rates, which adversely impacted expectations of future cash flows. The Company lowered long-term market revenue growth rates based on recent industry trends and expectations for the markets going forward, as discussed in Note 9. Financial performance in New York in fiscal

2015 that was below expectations, coupled with reduced estimates for future cash flows, resulted in an impairment loss of $67.9 million being recorded during the fourth quarter of the year ended February 28, 2015. Accordingly, the Company reported a pretax loss of $59.0 million for the year ended February 28, 2015. As the Company was in a three year cumulative loss for income tax purposes as of February 28, 2015, the Company re-established a valuation allowance for the majority of its U.S. (federal and state) net deferred tax assets as of February 28, 2015. The Company does not benefit its deferred tax assets based on the deferred tax liabilities ("DTLs") related to indefinite-lived intangibles that are not expected to reverse during the carry-forward period. Because these DTLs would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs.
The Company increased its valuation allowance by $62.0 million ($50.3 million federal and $11.7 million state), from $1.0 million as of February 28, 2014, to $63.0 million as of February 28, 2015.
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
The Company has federal net operating losses ("NOL's") of $77 million and state NOL's of $192 million available to offset future taxable income. These NOL's include an unrealized benefit of approximately $2.7 million related to share-based compensation that will be recorded in equity when realized. The federal net operating loss carryforwards begin expiring in 2028, and the state net operating loss carryforwards expire between the years ending February 2015 and February 2035. A valuation allowance has been provided for the net operating loss carryforwards related to states in which the Company no longer has operating results as it is more likely than not that substantially all of these net operating losses will expire unutilized.
The $2.0 million of tax credits at February 28, 2015 relate primarily to alternative minimum tax carryforwards that can be carried forward indefinitely. This amount also includes tax credits in Illinois, Indiana and Texas and a federal research credit, all of which have a full valuation allowance.
The activities of Digonex Technologies, Inc., a C Corporation under the Internal Revenue Code, are consolidated for financial statement purposes, but are not included in the U.S. consolidated income tax return of Emmis. As of February 28, 2015, Digonex has federal NOL's of $40 million and state NOL's of $40 million . If Digonex produces pretax income in the future, it is possible that the utilization of these NOL carryforwards will be limited due to Section 382 of the Internal Revenue Code. The Company is in the process of completing a Section 382 study to determine the applicable limitation. As of February 28, 2015, the Company was able to determine that at least $10 million of federal NOLs and $10 million of state NOL's will be fully available to offset future taxable income. These amounts are included in the above consolidated NOL totals of $77 million and $192 million.
The Company has adopted FASB Accounting Standards Codification Topic 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740-10”). ASC 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of February 28, 2015, the estimated value of the Company’s net uncertain tax positions is approximately $0.2 million, most of which is included in other noncurrent liabilities, as the Company does not expect to settle the items within the next 12 months.
The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits for the years ending February 28, 2014 and February 28, 2015:

	For the year ending February 28,
	2014	2015
Gross unrecognized tax benefit – opening balance	$(683)	$(158)
Gross increases – tax positions in prior periods	—	(14)
Gross decreases—settlements with taxing authorities	525	—
Gross unrecognized tax benefit – ending balance	$(158)	$(172)

Included in the balance of unrecognized tax benefits at both and February 28, 2014 and 2015 are $0.2 million of tax benefits that, if recognized, would reduce the Company’s provision for income taxes. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision, or reclassify amounts on the accompanying consolidated balance sheets in the period in which such matter is effectively settled with the taxing authority.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued an immaterial amount of interest during the year ending February 28, 2015 and in total, as of February 28, 2015, has recognized a liability for interest of $26 thousand.
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

13. SEGMENT INFORMATION
The Company’s operations are aligned into three business segments: (i) Radio, (ii) Publishing and (iii) Corporate & Emerging Technologies. Emerging Technologies includes our TagStation, NextRadio and Digonex businesses. Results of Emerging Technologies were reclassified from the Radio segment in the prior periods presented below and are not material.
These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses are not allocated to reportable segments. The results of operations of various sold businesses have been classified as discontinued operations and have been excluded from the segment disclosures below. See Note 1 for more discussion of our discontinued operations. Our radio operations in New York and Los Angeles, including the LMA fee we receive from a subsidiary of Disney, accounted for more than 50% of our radio revenues for the year ended February 28, 2015. The Company’s segments operate exclusively in the United States.
The accounting policies as described in the summary of significant accounting policies included in Note 1 to these consolidated financial statements, are applied consistently across segments.

Year Ended February 28, 2015	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$176,250	$61,142	$546	$237,938
Station operating expenses excluding depreciation and amortization expense	117,167	60,083	3,759	181,009
Corporate expenses excluding depreciation and amortization expense	—	—	14,922	14,922
LMA fee	4,208	—	—	4,208
Hungary license litigation and related expenses	521	—	—	521
Impairment loss	67,915	—	—	67,915
Depreciation and amortization	3,143	245	2,538	5,926
Gain on contract settlement	(2,500)	—	—	(2,500)
Operating income (loss)	$(14,204)	$814	$(20,673)	$(34,063)

Year Ended February 28, 2014	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$145,276	$59,747	$123	$205,146
Station operating expenses excluding depreciation and amortization expense	97,564	59,085	2,360	159,009
Corporate expenses excluding depreciation and amortization expense	—	—	17,024	17,024
Hungary license litigation and related expenses	2,058	—	—	2,058
Depreciation and amortization	2,476	235	2,155	4,866
(Gain) loss on sale of fixed assets	(10)	2	—	(8)
Operating income (loss)	$43,188	$425	$(21,416)	$22,197

Year Ended February 28, 2013	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$138,630	$57,454	$—	$196,084
Station operating expenses excluding depreciation and amortization expense	95,830	58,241	—	154,071
Corporate expenses excluding depreciation and amortization expense	—	—	17,819	17,819
Hungary license litigation and related expenses	1,381	—	—	1,381
Impairment loss	10,971	448	—	11,419
Depreciation and amortization	2,451	318	1,953	4,722
(Gain) loss on sale of fixed assets	(9,897)	20	—	(9,877)
Operating income (loss)	$37,894	$(1,573)	$(19,772)	$16,549

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 28, 2014	$210,161	$21,809	$33,378	$265,348
As of February 28, 2015	282,653	21,622	30,457	334,732

14. OTHER (EXPENSE) INCOME, NET
Components of other (expense) income, net for the three years ended February 2013, 2014 and 2015 were as follows:

	For the year ended February 28,
	2013	2014	2015
(Loss) income from unconsolidated affiliate, including other-than-temporary impairment losses	$(211)	$96	$11
Other-than-temporary impairment loss on available for sale investments	—	—	(6,682)
Interest income	87	38	78
Other	114	(18)	175
Total other (expense) income, net	$(10)	$116	$(6,418)

See Note 1m for further discussion of the other-than-temporary loss related to our available for sale investments.

15. RELATED PARTY TRANSACTIONS
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

Prior to 2002, the Company made certain life insurance premium payments for the benefit of Mr. Smulyan. The Company discontinued making such payments in 2001; however, pursuant to a Split Dollar Life Insurance Agreement and Limited Collateral Assignment dated November 2, 1997, the Company retains the right, upon Mr. Smulyan’s death, resignation or termination of employment, to recover all of the premium payments it has made, which total $1.1 million.
16. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year. The Company’s financial results are also not comparable from quarter to quarter due to: (1) the seasonality of revenues, with revenues usually the lowest in the last quarter of each fiscal year; (2) the LMA and eventual acquisition of WBLS-FM and WLIB-AM in New York as discussed in Note 1e and Note 7, (3) the refinancing of our Credit Agreement in June 2014, which resulted in additional debt outstanding and higher overall borrowing rates as described in Note 5, Long-Term Debt; (4) the impairment of intangible assets in New York recorded in the fourth quarter of fiscal 2015 as described in Note 9, Intangible Assets and Goodwill; and (5) the reversal of a valuation allowance on most of Emmis' deferred tax assets due to improved operating results during the quarter ended February 28, 2014 and the subsequent re-establishment of the valuation allowance during the quarter ended February 28, 2015, as discussed in Note 12, Income Taxes.

	Year ended February 28, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in 000's except per share data)
Net revenues	$59,724	$61,824	$62,960	$53,430
Operating income (loss)	$6,641	$12,524	$13,106	$(66,334)
Consolidated net income (loss)	$2,667	$4,192	$3,234	$(106,078)
Basic earnings (loss) per common share	$0.02	$0.06	$0.07	$(2.47)
Diluted earnings (loss) per common share	$0.02	$0.06	$0.06	$(2.47)

	Year ended February 28, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in 000's except per share data)
Net revenues	$50,586	$54,967	$52,621	$46,972
Operating income	$7,046	$5,704	$8,711	$736
Consolidated net income	$4,957	$3,925	$5,668	$34,105
Basic earnings per common share	$0.09	$0.06	$0.11	$0.82
Diluted earnings per common share	$0.08	$0.05	$0.09	$0.71

17. SUBSEQUENT EVENTS
Additional Investment in Digonex
On April 21, 2015, Emmis invested an additional $1.0 million in Digonex Technologies, Inc. in the form of convertible debt, which resulted in Emmis owning rights that are convertible into approximately 73% of the common equity of Digonex.
Second Amendment of the 2014 Credit Agreement
On April 30, 2015, Emmis entered into a Second Amendment to our 2014 Credit Agreement. The Second Amendment (i) increases the maximum Total Leverage Ratio to (A) 6.75:1.00 during the period from May 31, 2015 through February 29, 2016, (B) 6.50:1.00 for the quarter ended May 31, 2016, (C) 6.25:1.00 for the quarter ended August 31, 2016, (D) 6.00:1.00 for the quarter ended November 30, 2016, and (E) 5.75:1.00 for the quarter ended February 28, 2017, after which it reverts to the original ratio of 4.00:1.00 for the quarters ended May 31, 2017 and thereafter, (ii) requires Emmis to pay a 2.00% fee on certain prepayments of the Term Loan prior to the first anniversary of the Second Amendment and requires Emmis to pay a 1.00% fee on certain prepayments of the Term Loan from the first anniversary of the Second Amendment until the second anniversary of the Second Amendment, (iii) increases the Applicable Margin throughout the remainder of the term of the Credit Agreement to 5.00% for ABR Loans (as defined in the Credit Agreement) and 6.00% for Eurodollar Loans (as defined in the 2014 Credit Agreement), and (iv) increases the amortization to 0.50% per calendar quarter through January 1, 2016 and to 1.25% per calendar quarter thereafter commencing April 1, 2016. The Second Amendment also requires Emmis to pay a fee of 0.50% of the Term Loan and Revolving Commitment of each Lender that consented to the Second Amendment.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 28, 2015, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2015, based on the control criteria established in a report entitled Internal Control—Integrated Framework (1992 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that

Emmis Communications Corporation’s internal control over financial reporting is effective as of February 28, 2015. The effectiveness of the Company’s internal control over financial reporting as of February 28, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

Jeffrey H. Smulyan    Chairman, President and Chief Executive Officer
Patrick M. Walsh        Executive Vice President, Chief Operating Officer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Emmis Communications Corporation and Subsidiaries

We have audited Emmis Communications Corporation and Subsidiaries internal control over financial reporting as of February 28, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Emmis Communications Corporation and Subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Emmis Communications Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 28, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 28, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the three years in the period ended February 28, 2015 and our report dated May 7, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
May 7, 2015

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
Equity Compensation Plan Information
The following table gives information about our common stock and preferred stock that may be issued upon the exercise of options, warrants and rights under our 2001 Equity Incentive Plan, 2002 Equity Incentive Plan, 2004 Equity Compensation Plan, 2010 Equity Compensation Plan, and 2012 Equity Compensation Plan as of February 28, 2015. Our shareholders have approved these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Class A common stock
Equity Compensation Plans
Approved by Security Holders	5,724,446	$1.76	2,993,543
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	5,724,446	$1.76	2,993,543

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
Exhibits
The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective September 4, 2012		10-Q	8/31/2012	3.1	10/11/2012
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.01	Credit Agreement, dated as of December 28, 2012, among Emmis Operating Company, as the Borrower, Emmis Communications Corporation., as the Parent, JP Morgan Chase Bank, N.A. as Administrative Agent and the lenders party thereto		8-K		10.2	12/28/2012
10.02	First Amendment to 2012 Credit Agreement, Security Agreement and Subsidiary Agreement		10-Q	11/30/2013	10.1	10/10/2013
10.03	Second Amendment to 2012 Credit Agreement, Security Agreement and Subsidiary Agreement		10-K	2/28/2014	10.18	5/8/2014
10.04	Credit Agreement, dated as of June 10, 2014, among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent.		8-K		10.1	6/10/2014
10.05	First Amendment to 2014 Credit Agreement, dated as of November 7, 2014, among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent.		8-K		10.1	11/7/2014
10.06	Second Amendment to 2014 Credit Agreement, dated as of April 30, 2015, among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent.		8-K		10.1	4/30/2015
10.07	Change in Control Severance Agreement, dated as of May 7, 2012, by and between Emmis Communications Corporation and Jeffrey H. Smulyan ++		10-K	2/29/2012	10.18	5/10/2012
10.08	Change in Control Severance Agreement, dated as of July 10, 2012, by and between Emmis Operating Company and Jeffrey H. Smulyan ++		10-Q	5/31/2012	10.18	7/12/2012
10.09	Employment Agreement, dated as of December 26, 2012, by and between Emmis Operating Company and Jeffrey H. Smulyan ++		8-K		10.1	12/28/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.10	Change in Control Severance Agreement, dated as of September 4, 2011, by and between Emmis Operating Company and Patrick M. Walsh ++		10-Q	11/30/2011	10.2	1/12/2012
10.11	Employment Agreement, dated as of September 4, 2013, by and between Emmis Operating Company and Patrick M. Walsh ++		8-K		10.1	10/25/2013
10.12	Change in Control Severance Agreement, dated as of March 8, 2012, by and between Emmis Operating Company and J. Scott Enright ++		10-K	2/29/2012	10.24	5/10/2012
10.13	Employment Agreement, dated as of March 1, 2012, by and between Emmis Operating Company and J. Scott Enright ++		10-K	2/29/2012	10.25	5/10/2012
10.14	Employment Agreement, effective as of March 3, 2009, by and between Emmis Operating Company and Gary L. Kaseff ++		10-K/A	2/28/2009	10.31	10/9/2009
10.15	Amendment to Employment Agreement, effective as of March 1, 2013, by and between Emmis Operating Company and Gary L. Kaseff ++		10-K	2/28/2013	10.23	5/8/2013
10.16	Employment Agreement, effective as of March 1, 2013, by and between Emmis Operating Company and Gregory T. Loewen ++		10-K	2/28/2013	10.24	5/8/2013
10.17	Change in Control Severance Agreement, dated as of December 21, 2012, by and between Emmis Operating Company and Gregory T. Loewen ++		10-K	2/28/2013	10.25	5/8/2013
10.18	Employment Agreement, effective as of March 1, 2014, by and between Emmis Operating Company and Richard F. Cummings ++		10-K	2/28/2014	10.32	5/8/2014
10.19	Employment Agreement, effective as of March 1, 2015, by and between Emmis Operating Company and Richard F. Cummings ++		8-K		10.1	3/10/2015
10.20	Change in Control Severance Agreement, dated as of March 1, 2012, by and between Emmis Operating Company and Richard F. Cummings ++		8-K		10.1	3/12/2012
10.21	Purchase and Sale Agreement, dated as of February 11, 2014, by and between YMF Media New York LLC, YMF Media New York License LLC, and Emmis Radio, LLC.		8-K		10.1	2/12/2014
10.22	Exhibit P to Purchase and Sale Agreement: Form of WBLS-WLIB LLC Operating Agreement		8-K		10.2	2/12/2014
10.23	Local Programming and Marketing Agreement, dated as of February 11, 2014, by and among Emmis Radio, LLC, YMF Media New York LLC and YMF Media New York License LLC.		8-K		10.3	2/12/2014
21	Subsidiaries of Emmis	X
23	Consent of Independent Registered Public Accounting Firm	X
24	Powers of Attorney	X
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

++	Management contract or compensatory plan or arrangement.

Signatures.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: May 7, 2015	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: May 7, 2015	/s/ Jeffrey H. Smulyan	President, Chairman of the Board and
	Jeffrey H. Smulyan	Director (Principal Executive Officer)

Date: May 7, 2015	/s/ Patrick M. Walsh	Executive Vice President, Chief Financial Officer,
	Patrick M. Walsh	Chief Operating Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Date: May 7, 2015	Susan B. Bayh*	Director
Susan B. Bayh

Date: May 7, 2015	James M. Dubin*	Director
James M. Dubin

Date: May 7, 2015	Gary L. Kaseff*	Director
Gary L. Kaseff

Date: May 7, 2015	Richard A. Leventhal*	Director
Richard A. Leventhal

Date: May 7, 2015	Peter A. Lund*	Director
Peter A. Lund

Date: May 7, 2015	Greg A. Nathanson*	Director
Greg A. Nathanson

Date: May 7, 2015	Lawrence B. Sorrel*	Director
Lawrence B. Sorrel

*By:	/s/ J. Scott Enright
J. Scott Enright Attorney-in-Fact