Form 10-Q
period 2015-05-31
EMMIS COMMUNICATIONS CORP
filed 2015-07-09
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of July 3, 2015, was:

39,762,765	Shares of Class A Common Stock, $.01 Par Value
4,569,464	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended May 31,
	2014	2015
NET REVENUES	$59,724	$58,453
OPERATING EXPENSES:
Station operating expenses excluding LMA fees of $3,825 and $0, and depreciation and amortization expense of $727 and $859, respectively	42,926	45,543
Corporate expenses excluding depreciation and amortization expense of $626 and $591, respectively	4,890	3,819
LMA fees	3,825	—
Hungary license litigation and related expenses	92	—
Depreciation and amortization	1,353	1,450
Gain on sale of assets	(3)	—
Total operating expenses	53,083	50,812
OPERATING INCOME	6,641	7,641
OTHER EXPENSE:
Interest expense	(1,600)	(4,546)
Other income, net	11	10
Total other expense	(1,589)	(4,536)
INCOME BEFORE INCOME TAXES	5,052	3,105
PROVISION FOR INCOME TAXES	2,385	947
CONSOLIDATED NET INCOME	2,667	2,158
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,711	633
NET INCOME ATTRIBUTABLE TO THE COMPANY	956	1,525

NET INCOME PER SHARE - BASIC	$0.02	$0.04
NET INCOME PER SHARE - DILUTED	$0.02	$0.03
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,093	43,217
Diluted	47,347	47,373

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended May 31,
	2014	2015
CONSOLIDATED NET INCOME	$2,667	$2,158
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Change in value of derivative instrument and related income tax effects	9	—
COMPREHENSIVE INCOME	2,676	2,158
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,711	633
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$965	$1,525

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28, 2015	May 31, 2015
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,669	$3,270
Restricted cash	2,740	2,286
Accounts receivable, net	37,328	39,192
Prepaid expenses	8,640	9,435
Other current assets	3,514	2,947
Total current assets	55,891	57,130
PROPERTY AND EQUIPMENT, NET	34,794	34,144
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	210,057	210,057
Goodwill	15,392	15,392
Other intangibles, net	8,178	7,799
Total intangible assets	233,627	233,248
OTHER ASSETS, NET	10,420	10,492
Total assets	$334,732	$335,014

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28, 2015	May 31, 2015
		(Unaudited)
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,497	$8,248
Current maturities of long-term debt (Note 4)	6,840	10,192
Accrued salaries and commissions	8,241	6,231
Deferred revenue	11,568	12,739
Other current liabilities	6,620	5,790
Total current liabilities	42,766	43,200
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 4)	254,150	251,482
OTHER NONCURRENT LIABILITIES	8,351	8,330
DEFERRED INCOME TAXES	41,614	42,455
Total liabilities	346,881	345,467
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 39,054,719 shares at February 28, 2015 and 39,674,793 shares at May 31, 2015	391	397
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,569,464 shares at February 28, 2015 and May 31, 2015	46	46
Series A non-cumulative convertible preferred stock, $.01 par value; $50.00 liquidation preference per share, aggregate liquidation preference and redemption amount of $46,450 at February 28, 2015 and May 31, 2015; authorized 2,875,000 shares; issued and outstanding 928,991 shares at February 28, 2015 and May 31, 2015	9	9
Additional paid-in capital	585,358	586,526
Accumulated deficit	(644,614)	(643,089)
Total shareholders’ deficit	(58,810)	(56,111)
NONCONTROLLING INTERESTS	46,661	45,658
Total deficit	(12,149)	(10,453)
Total liabilities and deficit	$334,732	$335,014

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, February 28, 2015	39,054,719	$391	4,569,464	$46	928,991	$9	$585,358	$(644,614)	$46,661	$(12,149)
Net income								1,525	633	2,158
Issuance of common stock to employees and officers	542,574	5					1,114			1,119
Exercise of stock options	77,500	1					54			55
Distributions to noncontrolling interests									(1,636)	(1,636)
Balance, May 31, 2015	39,674,793	$397	4,569,464	$46	928,991	$9	$586,526	$(643,089)	$45,658	$(10,453)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$2,667	$2,158
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities -
Depreciation and amortization	1,353	1,450
Amortization of deferred financing costs, including original issue discount	191	395
Noncash accretion of debt	—	186
Provision for bad debts	262	60
Provision for deferred income taxes	2,344	841
Noncash compensation	948	2,104
Gain on sale of assets	(3)	—
Changes in assets and liabilities -
Restricted cash	(676)	454
Accounts receivable	(9,197)	(1,924)
Prepaid expenses and other current assets	(1,453)	(228)
Other assets	(324)	(202)
Accounts payable and accrued liabilities	2,996	(3,259)
Deferred revenue	1,334	1,171
Income taxes	(207)	(97)
Other liabilities	(1,089)	(1,420)
Net cash (used in) provided by operating activities	(854)	1,689
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(625)	(421)
Other	(192)	23
Net cash used in investing activities	(817)	(398)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Three Months Ended May 31,
	2014	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(6,085)	(1,656)
Proceeds from long-term debt	9,000	3,000
Debt-related costs	(843)	(1,134)
Distributions to noncontrolling interests	(1,649)	(1,636)
Proceeds from the exercise of stock options	237	54
Settlement of tax withholding obligations on stock issued to employees	(1,424)	(318)
Net cash used in financing activities	(764)	(1,690)
DECREASE IN CASH AND CASH EQUIVALENTS	(2,435)	(399)
CASH AND CASH EQUIVALENTS:
Beginning of period	5,304	3,669
End of period	$2,869	$3,270
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,370	$4,321
Cash paid for income taxes, net	278	216
Noncash financing transactions-
Stock issued to employees and directors	3,862	1,432

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
May 31, 2015
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Preparation of Interim Financial Statements
Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “we,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 28, 2015. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at May 31, 2015, and the results of its operations and cash flows for the three-month periods ended May 31, 2014 and 2015.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 that have had a material impact on our condensed consolidated financial statements and related notes.

Basic and Diluted Net Income Per Common Share
Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2014 and 2015 consisted of stock options, restricted stock awards and the 6.25% Series A convertible preferred stock (the “Preferred Stock”). The following table sets forth the calculation of basic and diluted net income per share:

	For the three months ended
	May 31, 2014			May 31, 2015
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$956	42,093	$0.02	$1,525	43,217	$0.04
Impact of equity awards	—	2,988	—	—	1,890	—
Impact of conversion of preferred stock into common stock	—	2,266	—	—	2,266	—
Diluted net income per common share:
Net income available to common shareholders	$956	47,347	$0.02	$1,525	47,373	$0.03

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the three months ended
	May 31,
	2014	2015
	(shares in 000’s )
Equity awards	974	3,592
Antidilutive common share equivalents	974	3,592

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
On February 11, 2014, the Company entered into an LMA in connection with its agreement to purchase WBLS-FM and WLIB-AM in New York City from YMF Media New York LLC and YMF Media New York License LLC (collectively, "YMF"). The LMA, which commenced on March 1, 2014, gave Emmis the right to program and sell advertising for the two New York stations. Emmis paid YMF $1.3 million per month and reimbursed YMF for certain monthly expenses through the first closing of the acquisition, which occurred on June 10, 2014. After the first closing, the LMA continued in effect until the second and final closing of the transaction, which occurred on February 13, 2015 at a reduced monthly fee of approximately $0.7 million. During the three-month period ended May 31, 2014, Emmis recorded $3.8 million of LMA fee expense.
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

	For the three months ended May 31,
	2014	2015
	(amounts in 000's)
Net revenues	$2,583	$2,583
Station operating expenses, excluding depreciation and amortization expense	224	257
Interest expense	828	780

Assets and liabilities of 98.7FM as of February 28, 2015 and May 31, 2015 were as follows:

	As of February 28,	As of May 31,
	2015	2015
	(amounts in 000's)
Current assets:
Restricted cash	$1,467	$1,264
Prepaid expenses	603	589
Total current assets	2,070	1,853
Noncurrent assets:
Property and equipment, net	—	269
Indefinite lived intangibles	51,063	51,063
Deferred debt issuance costs, net	2,495	2,428
Deposits and other	4,428	4,726
Total noncurrent assets	57,986	58,486
Total assets	$60,056	$60,339
Current liabilities:
Accounts payable and accrued expenses	$22	$22
Current maturities of long-term debt	4,990	5,105
Deferred revenue	753	779
Other current liabilities	241	236
Total current liabilities	6,006	6,142
Noncurrent liabilities:
Long-term debt, net of current portion	65,411	64,103
Other noncurrent liabilities	27	27
Total noncurrent liabilities	65,438	64,130
Total liabilities	$71,444	$70,272

Restricted Cash
The Company's restricted cash, included in current assets in the accompanying condensed consolidated balance sheets, totaled $2.7 million and $2.3 million as of February 28, 2015 and May 31, 2015, respectively.
The terms of our 98.7FM non-recourse notes and related agreements discussed in Note 4 restrict a portion of our cash on deposit for specific operating and financing purposes. Restricted cash related to the 98.7FM non-recourse notes and related agreements totaled $1.5 million and $1.3 million as of February 28, 2015 and May 31, 2015, respectively.
In connection with the Company's agreement with Sprint/United Management Company (“Sprint”), the Company collects cash from other participating companies in the radio industry and remits cash collected to Sprint. The entirety of cash collected but not yet remitted to Sprint classified as restricted cash as of February 28, 2015 and May 31, 2015 was $1.3 million and $1.0 million, respectively.

Recent Accounting Pronouncements
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
In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this update is not expected to have an impact on the Company’s consolidated financial statements.

On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result in debt issuance costs being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance is effective for the Company as of March 1, 2016 and may be adopted early. The Company expects this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by amounts classified as deferred debt issuance costs, but does not expect this update to have any other effect on its consolidated financial statements.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended May 31, 2014 and 2015:

	Three Months Ended May 31,
	2014	2015
Risk-Free Interest Rate:	1.2% - 1.3%	1.3% - 1.4%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.3	4.3
Expected Volatility:	72.5% - 73.9%	63.6% - 64.6%

The following table presents a summary of the Company’s stock options outstanding at May 31, 2015, and stock option activity during the three months ended May 31, 2015 (“Price” reflects the weighted average exercise price per share; "Aggregate Intrinsic Value" dollars in thousands):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	5,724,446	$1.76
Granted	1,452,500	2.07
Exercised (1)	77,500	0.70
Forfeited	35,000	2.67
Expired	69,463	12.81
Outstanding, end of period	6,994,983	1.72	7.1	$1,443
Exercisable, end of period	4,173,396	1.36	5.8	$1,376

(1)
Cash received from option exercises for the three months ended May 31, 2014 and 2015 was $0.2 million and $0.1 million, respectively. The Company recorded an income tax benefit relating to the options exercised during the three months ended

May 31, 2014 of $0.2 million. The Company did not record an income tax benefit relating to the options exercised during the three months ended May 31, 2015.
The weighted average per share grant date fair value of options granted during the three months ended May 31, 2014 and 2015, was $1.84 and $1.05, respectively.
A summary of the Company’s nonvested options at May 31, 2015, and changes during the three months ended May 31, 2015, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	3,167,083	$1.08
Granted	1,452,500	1.05
Vested	1,762,996	0.70
Forfeited	35,000	1.50
Nonvested, end of period	2,821,587	1.30
There were 0.9 million shares available for future grants under the Company’s various equity plans at May 31, 2015. The vesting dates of outstanding options at May 31, 2015 range from July 2015 to March 2018, and expiration dates range from March 2016 to March 2025.

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
The following table presents a summary of the Company’s restricted stock grants outstanding at May 31, 2015, and restricted stock activity during the three months ended May 31, 2015 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	677,634	$2.26
Granted	751,570	1.49
Vested (restriction lapsed)	674,070	1.41
Grants outstanding, end of period	755,134	2.25

The total grant date fair value of shares vested during the three months ended May 31, 2014 and 2015, was $3.6 million and $1.0 million, respectively.
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
On March 5, 2014, the Board of Directors of the Company approved the exercise of the Company's repurchase option under the Voting and Transfer Restriction Agreement with the Trustee of the 2012 Retention Plan and Trust. Pursuant to the exercise of that option, the Company repurchased 400,000 shares of Preferred Stock from the trustee in exchange for 975,848 shares of the Company's Class A Common Stock. On April 2, 2014, 975,848 shares of Class A Common Stock were distributed to employees who met the vesting requirements of the plan. The Company recognized approximately $0.4 million of compensation expense related to the 2012 Retention Plan during the three months ended May 31, 2014.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company during the three months ended May 31, 2014 and 2015:

	Three Months Ended May 31,
	2014	2015
Station operating expenses	$402	$724
Corporate expenses	546	1,380
Stock-based compensation expense included in operating expenses	948	2,104
Tax benefit	331	—
Recognized stock-based compensation expense, net of tax	$617	$2,104

As of May 31, 2015, there was $3.2 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 2.0 years.

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
The carrying amounts of the Company’s FCC licenses were $210.1 million as of February 28, 2015 and May 31, 2015. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA by another broadcaster. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the quarter ended May 31, 2015, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
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
Valuation of Goodwill
ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended May 31, 2015, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
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
The following table summarizes the Company's goodwill by segment as of February 28, 2015 and May 31, 2015.

	As of February 28,	As of May 31,
	2015	2015
Radio	$4,603	$4,603
Publishing	8,036	8,036
Corporate & Emerging Technologies	2,753	2,753
Total Goodwill	$15,392	$15,392

Definite-lived intangibles
The Company’s definite-lived intangible assets consist of patents, customer lists, trademarks and a syndicated programming contract, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2015 and May 31, 2015:

		As of February 28, 2015			As of May 31, 2015
		(in 000's)
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	7.0	$1,240	$585	$655	$1,240	$620	$620
Patents	6.2	5,180	401	4,779	5,180	586	4,594
Customer lists	2.1	1,015	205	810	1,015	290	725
Programming agreement	6.3	2,154	220	1,934	2,154	294	1,860
TOTAL		$9,589	$1,411	$8,178	$9,589	$1,790	$7,799

Total amortization expense from definite-lived intangibles for the three-month periods ended May 31, 2014 and 2015 was less than $0.1 million and $0.4 million, respectively. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
(in 000's)
2016	1,514
2017	1,514
2018	1,255
2019	1,076
2020	1,076

Note 4. Long-term Debt
Long-term debt was comprised of the following at February 28, 2015 and May 31, 2015:

	February 28, 2015	May 31, 2015
2014 Credit Agreement debt :
Revolver	$8,000	$11,000
Term Loan	185,000	184,537
Total 2014 Credit Agreement debt	193,000	195,537

98.7FM non-recourse debt	70,401	69,208
Digonex non-recourse debt (1)	3,971	4,157
Less: Current maturities	(6,840)	(10,192)
Less: Unamortized original issue discount of Credit Agreement debt	(6,382)	(7,228)
Total long-term debt	$254,150	$251,482

(1) The face value of Digonex non-recourse debt is $6.2 million

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
The Term Loan is due not later than June 10, 2021 and originally amortized in an amount equal to 1% per annum (subsequently amended, see below) of the total principal amount outstanding, payable in quarterly installments commencing April 1, 2015, with the balance payable on the maturity date. The revolving credit facility expires not later than June 10, 2019. An unused commitment fee of 50 basis points per annum will be payable quarterly on the average unused amount of the revolving credit facility. Prior to the amendments to the 2014 Credit Agreement discussed below, the Term Loan and amounts borrowed under the revolving credit facility bore interest, at the Borrower’s option, at either (i) the Alternate Base Rate (as defined in the 2014 Credit Agreement) (but not less than 2.00%) plus 3.75% or (ii) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) (but not less than 1.00%) plus 4.75%.
Approximately $1.0 million of transaction fees related to the 2014 Credit Agreement were capitalized and are being amortized over the life of the 2014 Credit Agreement. These deferred debt costs are included in other assets, net in the condensed consolidated balance sheets. The 2014 Credit Agreement is carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $6.1 million as of the issuance of the debt on June 10, 2014 and $6.6 million as of May 31, 2015 (inclusive of the $1.0 million and $1.1 million of transaction fees associated with our First Amendment to the 2014 Credit Agreement and Second Amendment to the 2014 Credit Agreement, respectively, discussed below), is being amortized as additional interest expense over the life of the 2014 Credit Agreement.
The obligations under the 2014 Credit Agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company, the Borrower and the Subsidiary Guarantors.
On November 7, 2014, Emmis entered into the First Amendment to the 2014 Credit Agreement. The First Amendment (i) increases the maximum Total Leverage Ratio to 6.00:1.00 for the period February 28, 2015 through February 29, 2016, (ii) adjusts the definition of Consolidated EBITDA to exclude during the term of the 2014 Credit Agreement up to $5 million in severance and/or contract termination expenses and up to $2.5 million in losses attributable to the reformatting of the Company’s radio stations, (iii) extends the requirement for the Borrower to pay a 1.00% fee on certain prepayments of the Term Loan to November 7, 2015, (iv) increases the Applicable Margin by 0.25% for at least six months from the date of the First Amendment and until the Total Leverage Ratio is less than 5.00:1.00, and (v) makes certain technical adjustments to the definition of Consolidated Excess Cash Flow and to address the Foreign Account Tax Compliance Act. Emmis paid a total of approximately $1.0 million of transaction fees to the Lenders that consented to the First Amendment, which were recorded as original issue discount and are being amortized over the remaining life of the 2014 Credit Agreement.
On April 30, 2015, Emmis entered into the Second Amendment to the 2014 Credit Agreement. The Second Amendment (i) increases the maximum Total Leverage Ratio to (A) 6.75:1.00 during the period from May 31, 2015 through February 29, 2016, (B) 6.50:1.00 for the quarter ended May 31, 2016, (C) 6.25:1.00 for the quarter ended August 31, 2016, (D) 6.00:1.00 for the quarter ended November 30, 2016, and (E) 5.75:1.00 for the quarter ended February 28, 2017, after which it reverts to the original ratio of 4.00:1.00 for the quarters ended May 31, 2017 and thereafter, (ii) requires Emmis to pay a 2.00% fee on certain prepayments of the Term Loan prior to the first anniversary of the Second Amendment and requires Emmis to pay a 1.00% fee on certain prepayments of the Term Loan from the first anniversary of the Second Amendment until the second anniversary of the Second Amendment, (iii) increases the Applicable Margin throughout the remainder of the term of the Credit Agreement to 5.00% for ABR Loans (as defined in the Credit Agreement) and 6.00% for Eurodollar Loans (as defined in the 2014 Credit Agreement), and (iv) increases the amortization to 0.50% per calendar quarter through January 1, 2016 and to 1.25% per calendar quarter thereafter commencing April 1, 2016. Emmis paid a total of approximately $1.1 million of transaction fees to the Lenders that consented to the Second Amendment, which were recorded as original issue discount and are being amortized over the remaining life of the 2014 Credit Agreement.
We were in compliance with all financial and non-financial covenants as of May 31, 2015. Our Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2014 Credit Agreement) requirements and actual amounts as of May 31, 2015 were as follows:

As of May 31, 2015
	Covenant Requirement	Actual Results
Maximum Total Leverage Ratio	6.75 : 1.00	5.56 : 1.00
Minimum Interest Coverage Ratio	2.00 : 1.00	2.96 : 1.00
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

Digonex Non-recourse Debt
Digonex non-recourse notes payable consist of notes payable issued by Digonex, which were recorded at fair value on June 16, 2014, the date that Emmis acquired a controlling interest in Digonex. The notes payable, some of which are secured by the assets of Digonex, are non-recourse to the rest of the Company and its subsidiaries. The notes payable mature on December 31, 2017 and accrue interest at 5.0% per annum. Interest is due at maturity. The face value of the notes payable is $6.2 million. The Company is accreting the difference between this face value and the $3.6 million fair value of the notes payable recorded in the acquisition of its controlling interest of the business as interest expense over the remaining term of the notes payable.
Based on amounts outstanding at May 31, 2015, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year Ended	2014 Credit Agreement			Digonex	Total
February 28 (29),	Revolver	Term Loan	98.7FM Debt	Notes payable	Payments
2016	$—	$2,775	$3,797	$—	$6,572
2017	—	9,250	5,453	—	14,703
2018	—	9,250	6,039	6,199	21,488
2019	—	9,250	6,587	—	15,837
2020	11,000	9,250	7,150	—	27,400
Thereafter	—	144,762	40,182	—	184,944
Total	$11,000	$184,537	$69,208	$6,199	$270,944

Note 5. Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2016 with cash and cash equivalents on hand and projected cash flows from operations. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2016.

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2015 and May 31, 2015. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of May 31, 2015
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

Available for sale securities — Emmis’ available for sale securities are investments in preferred stock of private companies that are not traded in active markets and are included in other current assets in the accompanying condensed consolidated balance sheets. The investments are recorded at fair value, which was generally estimated using significant unobservable market parameters, resulting in a level 3 categorization. The carrying value of our preferred stock investments was determined by using implied valuations of recent rounds of financing and by other corroborating evidence, which may include the application of various valuation methodologies including option-pricing and discounted cash flow based models.
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Three Months Ended May 31,
	2014	2015
	Available For Sale Securities	Available For Sale Securities
Beginning Balance	$6,750	$500
Purchases	—	—
Ending Balance	$6,750	$500

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
- 2014 Credit Agreement debt: As of May 31, 2015, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $189.7 million and $195.5 million, respectively. The Company's estimate of fair value was based on quoted prices of this instrument and is considered a Level 2 measurement.
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
The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K, for the year ended February 28, 2015, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended May 31, 2015	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	42,593	15,525	335	$58,453
Station operating expenses excluding depreciation and amortization expense	28,693	15,209	1,641	45,543
Corporate expenses excluding depreciation and amortization expense	—	—	3,819	3,819
Depreciation and amortization	798	61	591	1,450
Operating income (loss)	$13,102	$255	$(5,716)	$7,641

Three Months Ended May 31, 2014	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	44,990	14,678	56	$59,724
Station operating expenses excluding depreciation and amortization expense	27,360	14,940	626	42,926
Corporate expenses excluding depreciation and amortization expense	—	—	4,890	4,890
LMA fees	3,825	—	—	3,825
Hungary license litigation and related expenses	92	—	—	92
Depreciation and amortization	670	57	626	1,353
Gain on sale of fixed assets	(3)	—	—	(3)
Operating income (loss)	$13,046	$(319)	$(6,086)	$6,641

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 28, 2015	$282,653	$21,622	$30,457	$334,732
As of May 31, 2015	$284,041	$21,457	$29,516	$335,014

Note 8. Regulatory, Legal and Other Matters
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
On August 31, 2012, the U.S. District Court denied the plaintiffs' request for a preliminary injunction. Plaintiffs subsequently filed an amended complaint seeking monetary damages and dismissing all claims against the individual officer and director defendants. On February 28, 2014, the U.S. District Court issued a ruling in favor of Emmis on all counts. In March 2014, the Plaintiffs filed with the U.S. Court of Appeals for the Seventh Circuit an appeal of the U.S. District Court's decision. The U.S. Court of Appeals for the Seventh Circuit heard oral arguments in this case on December 5, 2014 and on July 2, 2015 unanimously affirmed the U.S. District Court's ruling.
On July 7, 2014, individuals who had been seeking to overturn the FCC’s approval of the transfer of the broadcast licenses for WBLS-FM and WLIB-AM from entities associated with Inner City Broadcasting to YMF (the entities that subsequently sold the two stations to Emmis) filed with the U.S. Court of Appeals for the District of Columbia Circuit a Notice of Appeal of the FCC’s approval of the transfer. Additionally, in March 2015, an individual filed a lawsuit in the Federal District Court of New York challenging the transfer of the assets of WBLS-FM and WLIB-AM from Inner City to YMF, and claimed that Emmis had exerted undue influence in securing the FCC's consent to the transfer of the FCC licenses of WBLS-FM and WLIB-AM from YMF to Emmis. Based upon the facts alleged in the cases and the extensive precedent of courts not overturning FCC approvals of transfers of broadcast licenses except in exceedingly rare circumstances, Emmis believes the appeal and the claims in the lawsuit are without merit.
Certain groups and individuals have challenged an application for renewal of one of Company's FCC licenses. This challenge is currently pending before the FCC. Emmis does not expect the challenge to result in the denial of our license renewal.

Note 9. Income Taxes
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
The effective income tax rate was 30% for the three months ended May 31, 2015. During the three months ended May 31, 2015, the Company recorded a valuation allowance for its net deferred tax assets generated during the quarter, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles.

Note 10. Other Significant Events
On April 21, 2015, Emmis invested an additional $1.0 million in Digonex Technologies, Inc. in the form of convertible debt, which resulted in Emmis owning rights that are convertible into approximately 73% of the common equity of Digonex. Because Emmis controls and consolidates Digonex, this investment is eliminated in consolidation.

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
For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K, for the year ended February 28, 2015. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

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

The following table summarizes the sources of our revenues for the three-month periods ended May 31, 2014 and 2015. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, network revenues and barter.

	Three Months Ended May 31,
	2014	% of Total	2015	% of Total

Net revenues:
Local	$35,153	58.9%	$32,988	56.4%
National	9,031	15.1%	8,666	14.8%
Political	508	0.9%	164	0.3%
Publication Sales	1,512	2.5%	1,399	2.4%
Non Traditional	3,879	6.5%	4,880	8.3%
LMA Fees	2,583	4.3%	2,583	4.4%
Digital	3,212	5.4%	3,285	5.6%
Other	3,846	6.4%	4,488	7.8%
Total net revenues	$59,724		$58,453

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the three-month period ended May 31, 2015, local sales, excluding political revenues, represented approximately 83% and 67% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 59% and 56% of our radio division’s total advertising net revenues for the three-month periods ended May 31, 2014 and 2015, respectively. The automotive industry was the largest category for our radio division for the three-month periods ended May 31, 2014 and 2015, representing approximately 13% and 12% of our radio net revenues, respectively.
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

The Company and the radio industry have begun several initiatives to address these issues. The radio industry is working aggressively to increase the number of smartphones and other wireless devices that contain an enabled FM tuner. Most smartphones currently sold in the United States contain an FM tuner. However, most wireless carriers in the United States do not permit the FM tuner to receive the free over-the-air local radio stations it was designed to receive. Furthermore, in many countries outside the United States, enabled FM tuners are made available to smartphone consumers; consequently, radio listening increases. Activating FM as a feature on smartphones sold in the United States has the potential to increase radio listening and improve perception of the radio industry while offering wireless network providers the benefits of a proven emergency notification system, reduced network congestion from audio streaming services, and a host of new revenue generating applications. Emmis is at the leading edge of this initiative and has developed TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, and NextRadio®, a smartphone application that marries over-the-air FM radio broadcasts with visual and interactive features, as an industry solution to enrich the user experience of listening to free over-the-air radio broadcasts on their enabled smartphones.
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's NextRadio smartphone application in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. During each of the three months ended May 31, 2014 and 2015, Emmis' funding of NextRadio's obligation to Sprint was $0.1 million. These amounts are included in station operating expenses in the accompanying condensed consolidated statements of operations. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through May 31, 2015, the NextRadio application had not generated a material amount of revenue.
In June 2015, NextRadio LLC remitted approximately $1.1 million of the $1.9 million due to Sprint for the eighth quarterly installment. The eighth quarterly installment due to Sprint reflected a reduction based upon the number of phones that had been shipped by Sprint versus a milestone contained in the agreement. Emmis funded approximately $0.1 million of the eighth quarterly installment. The shortfall in the payment to Sprint related to lower than anticipated monetization of barter inventory pledged by a number of radio operators. NextRadio LLC is in discussions with other radio broadcasters and companies involved in the radio industry to fund the shortfall that exists for the eighth quarterly installment and to fund the final four quarterly installments. The radio industry continues to work with other leading United States wireless network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones.
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
Both the Los Angeles and New York radio markets remain weak, down 2.9% and 8.3%, respectively, for the three months ended May 31, 2015 as compared to the same period of the prior year, according to Miller Kaplan Arase LLP ("Miller Kaplan"), an independent public accounting firm used by the radio industry to compile revenue information. During the same period, KPWR-FM in Los Angeles and our New York cluster, which includes WQHT-FM, WBLS-FM and WLIB-AM, experienced revenue performance that lagged their respective markets. This was mainly due to significant weakness in national sales for our stations in these markets.
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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of May 31, 2015, we have recorded approximately $225.4 million in goodwill and FCC licenses, which represents approximately 67% of our total assets.
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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.8 million accrued for employee healthcare claims as of February 28, 2015 and May 31, 2015. The Company also maintains large deductible programs (ranging from $100 thousand to $250 thousand per occurrence) for workers’ compensation, employment liability, automotive liability and media liability claims.

Results of Operations for the Three-month Period Ended May 31, 2015, Compared to May 31, 2014
Net revenues:

	For the Three Months Ended May 31,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$44,990	$42,593	$(2,397)	(5.3)%
Publishing	14,678	15,525	847	5.8%
Emerging Technologies	56	335	279	498.2%
Total net revenues	$59,724	$58,453	$(1,271)	(2.1)%

Radio net revenues decreased during the three-month period ended May 31, 2015 mostly due to general declines in radio revenues in the markets where we operate radio stations. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets decreased 4.9% for the three-month period ended May 31, 2015 as compared to the same period of the prior year. Our gross revenues, as reported to Miller Kaplan, decreased 6.0% for the three-month period ended May 31, 2015 as compared to the same period of the prior year. For the three-month period ended May 31, 2015, our gross revenues exceeded the market average in Indianapolis and St. Louis, but we lagged the market average in our remaining markets, principally due to poor national sales performance. Miller Kaplan does not report gross revenue market data for our Terre Haute market. For the three-month period ended May 31, 2015, as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was down 2.8%, and our minutes sold were down 3.1%.
Publishing net revenues increased during the three-month period ended May 31, 2015 as our investments in our sales teams have helped us accelerate revenue growth at our magazines, especially at our two largest titles, Texas Monthly and Los Angeles Magazine. In addition, we have increased the number of custom publications (e.g., college alumni magazines, tourism guides, etc.) that we produce.
Emerging technologies primarily relates to licensing fees of our TagStation software and pricing services provided by Digonex. We acquired a controlling interest in Digonex in the second quarter of fiscal 2015. TagStation supplements radio broadcasts with visual content (e.g., album art, artist information, etc.) and enhanced ads for display on NextRadio-enabled devices. The increase in emerging technologies net revenues for the three months ended May 31, 2015 is due to additional stations that have licensed the TagStation software and Digonex revenues, which were not part of our consolidated results in the first quarter of the prior year.

Station operating expenses excluding LMA fees and depreciation and amortization expense:

	For the Three Months Ended May 31,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding LMA fees and depreciation and amortization expense:
Radio	$27,360	$28,693	$1,333	4.9%
Publishing	14,940	15,209	269	1.8%
Emerging Technologies	626	1,641	1,015	162.1%
Total station operating expenses excluding LMA fees and depreciation and amortization expense	$42,926	$45,543	$2,617	6.1%

The increase in station operating expenses, excluding LMA fees and depreciation and amortization expense, for our radio division for the three months ended May 31, 2015 is principally due to three factors: (1) higher ratings expense associated with a long-term agreement with Nielsen signed in the second quarter of the prior fiscal year, (2) increased marketing expenses in

Los Angeles to combat a new format competitor, and (3) legal expenses in Los Angeles associated with litigation against our former radio morning show host.
Station operating expenses excluding depreciation and amortization expense for publishing increased during the three months ended May 31, 2015 mostly due to higher sales-related costs and other customary increases in magazine production costs, including increases in paper and printing costs.
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the three months ended May 31, 2015 mostly due to development costs associated with enhancements to the NextRadio application and operating costs associated with Digonex, which were not part of our consolidated results in the first quarter of the prior year.
Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended May 31,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$4,890	$3,819	$(1,071)	(21.9)%

Corporate expenses excluding depreciation and amortization expense decreased during the three months ended May 31, 2015 mostly due to a decrease in compensation expense. In the first quarter of the prior fiscal year, a discretionary bonus of approximately $0.8 million was paid to corporate employees, which was nonrecurring in the current fiscal year.
LMA fees:

	For the Three Months Ended May 31,
	2014	2015	$ Change
	(As reported, amounts in thousands)
LMA fees	$3,825	$—	$(3,825)

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
Hungary license litigation and related expenses:

	For the Three Months Ended May 31,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Hungary license litigation and related expenses	$92	$—	$(92)	(100.0)%

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

Depreciation and amortization:

	For the Three Months Ended May 31,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$670	$798	$128	19.1%
Publishing	57	61	4	7.0%
Corporate & Emerging Technologies	626	591	(35)	(5.6)%
Total depreciation and amortization	$1,353	$1,450	$97	7.2%
The increase in depreciation and amortization for the three months ended May 31, 2015 for our radio division is mostly due to the tangible and intangible assets of WBLS-FM and WLIB-AM acquired in June 2014. The decrease in Corporate & Emerging Technologies is mostly due to the cessation of depreciation on certain computer equipment and software as the Company discontinued use of the equipment and software. This decrease in Corporate and Emerging Technologies is partially offset by the amortization of Digonex intangibles, which we began consolidating in June 2014.

Operating income:

	For the Three Months Ended May 31,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$13,046	$13,102	$56	0.4%
Publishing	(319)	255	574	179.9%
Corporate & Emerging Technologies	(6,086)	(5,716)	370	6.1%
Total operating income:	$6,641	$7,641	$1,000	15.1%

Radio operating income increased in the three months ended May 31, 2015 due to the elimination of LMA fees recorded in the prior year, partially offset by lower net revenues and higher station operating expenses, excluding LMA fees and depreciation and amortization expense, as previously discussed.
Publishing operating income increased in the three months ended May 31, 2015 mostly due to improved operating performance at our two largest magazines, Texas Monthly and Los Angeles Magazine, coupled with an increase in the number of profitable custom publications we produced during the period.
Corporate and emerging technologies operating losses decreased during the three months ended May 31, 2015 mostly due to lower corporate compensation expense, as discussed earlier.
Interest expense:

	For the Three Months Ended May 31,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(1,600)	$(4,546)	$(2,946)	184.1%

The increase in interest expense is attributable to additional debt incurred to finance our $131.0 million acquisition of WBLS-FM and WLIB-AM in June 2014 and higher interest rates on amounts borrowed. The weighted-average interest rate of debt outstanding under our 2014 Credit Agreement was 7.0% at May 31, 2015. The weighted-average interest rate of debt outstanding under our 2012 Credit Agreement was 4.3% prior to its retirement on June 10, 2014.

Provision for income taxes:

	For the Three Months Ended May 31,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$2,385	$947	$(1,438)	(60.3)%

The Company now records a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. The provision associated with deferred tax liabilities related to indefinite-lived intangibles is estimated to be approximately $3.4 million in the fiscal year ending February 2016.

During the quarter ended May 31, 2014, the Company was not recording a valuation allowance. Our effective income tax rate for the three months ended May 31, 2014 was 47%, which was higher than our estimated annual effective tax rate of 35% as a discrete tax expense of $0.9 million was recorded during the quarter. This expense related to the effect of increasing our statutory rate by 1% on existing deferred tax liabilities due to changes in state tax laws and the effect of the WBLS-FM and WLIB-AM LMA on our income apportionments.
Consolidated net income:

	For the Three Months Ended May 31,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$2,667	$2,158	$(509)	(19.1)%

Consolidated net income for the three months ended May 31, 2015 decreased mostly due to higher interest expense, as discussed above. The higher interest expense is partially offset by additional operating income, most of which relates to the operating income provided by our acquisition of WBLS-FM and WLIB-AM in New York.

Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our Credit Agreement. Our primary uses of capital during the past few years have been, and are expected to continue to be, strategic acquisitions, capital expenditures, working capital, debt service requirements and the repayment of debt.
At May 31, 2015, we had cash and cash equivalents of $3.3 million and net working capital of $13.9 million. At February 28, 2015, we had cash and cash equivalents of $3.7 million and net working capital of $13.1 million. The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2016 with cash and cash equivalents on hand and projected cash flows from operations. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2016.
In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses. These impairment charges have had no impact on our liquidity or compliance with debt covenants.
Operating Activities
Cash used in operating activities was $0.9 million for the three months ended May 31, 2014 and cash provided by operating activities was $1.7 million for the three months ended May 31, 2015. The increase in cash provided by operating activities is mostly due to better results in our publishing division and reduced corporate costs versus the prior year.

Investing Activities
Cash used in investing activities was $0.8 million and $0.4 million for the three months ended May 31, 2014 and 2015, respectively. Cash used in investing activities decreased as the company spent $0.2 million less on capital expenditures and $0.2 million less on other investing needs during the three months ended May 31, 2015 as compared to the same period in the prior year. We expect capital expenditures to be approximately $3.7 million in the current fiscal year, compared to $3.5 million in fiscal 2015. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash generated from operating activities and borrowings under our 2014 Credit Agreement.
Financing Activities
Cash used in financing activities was $0.8 million and $1.7 million for the three months ended May 31, 2014 and 2015, respectively. During the three months ended May 31, 2014, the company paid $1.6 million of distributions paid to noncontrolling interests, $1.4 million of tax withholding settlements on stock issued to employees and $0.8 million of debt-related costs. These payments were partially offset by net borrowings under our credit agreement of approximately $2.9 million. Cash used in financing activities in the three months ended May 31, 2015 relates to $1.6 million of distributions paid to noncontrolling interests, $0.3 million of tax withholding settlements on stock issued to employees and $1.1 million of debt-related costs. These payments were partially offset by net borrowings under our credit agreement of approximately $1.3 million
As of May 31, 2015, Emmis had $195.5 million of borrowings under the 2014 Credit Agreement, $75.4 million ($69.2 million related to our 98.7FM LMA in New York and $6.2 million related to Digonex) of non-recourse debt and $46.4 million of Preferred Stock liquidation preference. Borrowings under the 2014 Credit Agreement bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of May 31, 2015, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 7.0%. The non-recourse debt related to our 98.7FM LMA in New York bears interest at 4.1% per annum and the non-recourse debt related to Digonex bears interest at 5.0% per annum.
The debt service requirements of Emmis over the next twelve-month period are expected to be $18.8 million related to our 2014 Credit Agreement, as amended, ($5.1 million of principal repayments and $13.7 million of interest payments) and $7.8 million related to our 98.7FM non-recourse debt ($5.1 million of principal repayments and $2.7 million of interest payments). There are no debt service requirements of our Digonex non-recourse debt until the debt matures in December 2017. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2014 Credit Agreement debt bears interest at variable rates. The Company estimated interest payments for the 2014 Credit Agreement above by using the amounts outstanding under the 2014 Credit Agreement as of May 31, 2015 and the weighted average interest rate as of the same date.
At July 3, 2015, we had $8.0 million available for additional borrowing under our credit agreement. No letters of credit were outstanding. Availability under the credit agreement depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of May 31, 2015. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, the 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.
Intangibles
As of May 31, 2015, approximately 70% of our total assets consisted of intangible assets, such as FCC broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.
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
On August 31, 2012, the U.S. District Court denied the plaintiffs' request for a preliminary injunction. Plaintiffs subsequently filed an amended complaint seeking monetary damages and dismissing all claims against the individual officer and director defendants. On February 28, 2014, the U.S. District Court issued a ruling in favor of Emmis on all counts. In March 2014, the Plaintiffs filed with the U.S. Court of Appeals for the Seventh Circuit an appeal of the U.S. District Court's decision. The U.S. Court of Appeals for the Seventh Circuit heard oral arguments in this case on December 5, 2014 and on July 2, 2015 unanimously affirmed the U.S. District Court's ruling.
On July 7, 2014, individuals who had been seeking to overturn the FCC’s approval of the transfer of the broadcast licenses for WBLS-FM and WLIB-AM from entities associated with Inner City Broadcasting to YMF (the entities that subsequently sold the two stations to Emmis) filed with the U.S. Court of Appeals for the District of Columbia Circuit a Notice of Appeal of the FCC’s approval of the transfer. Additionally, in March 2015, an individual filed a lawsuit in the Federal District Court of New York challenging the transfer of the assets of WBLS-FM and WLIB-AM from Inner City to YMF, and claimed that Emmis had exerted undue influence in securing the FCC's consent to the transfer of the FCC licenses of WBLS-FM and WLIB-AM from YMF to Emmis. Based upon the facts alleged in the cases and the extensive precedent of courts not overturning FCC approvals of transfers of broadcast licenses except in exceedingly rare circumstances, Emmis believes the appeal and the claims in the lawsuit are without merit.
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

Interest Rates
We are exposed to market risk from changes in interest rates on amounts borrowed under the 2014 Credit Agreement. If the borrowing rates were to increase 1% above the current rates as of May 31, 2015, our interest expense based on amounts outstanding at May 31, 2015 on (i) our term loans would increase $0.5 million on an annual basis as our Term Loan provides for a minimum LIBOR floor of 1.0%; and (ii) our revolver would increase by $0.1 million. Although not required by the 2014 Credit Agreement, we may seek to limit our exposure to interest rate volatility through the use of interest rate hedging instruments.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of May 31, 2015 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended May 31, 2015, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended May 31, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
March 1, 2015 - March 31, 2015	36,185	$2.15	—	$—
April 1, 2015 - April 30, 2015	—	N/A	—	$—
May 1, 2015 - May 31, 2015	149,263	$1.27	—	$—
	185,448		—

Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective September 4, 2012		10-Q	8/31/2012	3.1	10/11/2012
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.1	Employment Agreement, effective as of March 1, 2015, by and between Emmis Operating Company and Richard F. Cummings ++		8-K		10.1	3/10/2015
10.2	Second Amendment to 2014 Credit Agreement, dated as of April 30, 2015, among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent.		8-K		10.1	4/30/2015
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

++ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: July 9, 2015	By:	/s/ PATRICK M. WALSH
Patrick M. Walsh
Executive Vice President, Chief Financial Officer and Chief Operating Officer