Form 10-Q
period 2015-08-31
EMMIS COMMUNICATIONS CORP
filed 2015-10-08
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 2, 2015, was:

40,685,845	Shares of Class A Common Stock, $.01 Par Value
4,569,464	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2015	2014	2015
NET REVENUES	$61,824	$62,482	$121,548	$120,935
OPERATING EXPENSES:
Station operating expenses excluding LMA fees of $383, $0, $4,208 and $0, and depreciation and amortization expense of $945, $1,132, $1,672 and $2,264, respectively	46,293	47,734	89,219	93,277
Corporate expenses excluding depreciation and amortization expense of $646, $271, $1,272 and $589, respectively	3,341	3,487	8,231	7,306
LMA fees	383	—	4,208	—
Hungary license litigation and related expenses	192	—	284	—
Depreciation and amortization	1,591	1,403	2,944	2,853
Gain on contract settlement	(2,500)	—	(2,500)	—
Gain on sale of assets	—	—	(3)	—
Total operating expenses	49,300	52,624	102,383	103,436
OPERATING INCOME	12,524	9,858	19,165	17,499
OTHER EXPENSE:
Interest expense	(4,878)	(4,945)	(6,478)	(9,491)
Loss on debt extinguishment	(1,455)	—	(1,455)	—
Other income, net	168	828	179	838
Total other expense	(6,165)	(4,117)	(7,754)	(8,653)
INCOME BEFORE INCOME TAXES	6,359	5,741	11,411	8,846
PROVISION FOR INCOME TAXES	2,167	826	4,552	1,773
CONSOLIDATED NET INCOME	4,192	4,915	6,859	7,073
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,432	521	3,143	1,154
NET INCOME ATTRIBUTABLE TO THE COMPANY	2,760	4,394	3,716	5,919

NET INCOME PER SHARE - BASIC	$0.06	$0.10	$0.09	$0.14
NET INCOME PER SHARE - DILUTED	$0.06	$0.09	$0.08	$0.12
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,525	43,798	42,337	43,537
Diluted	47,544	47,251	47,479	47,386

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2015	2014	2015
CONSOLIDATED NET INCOME	$4,192	$4,915	$6,859	$7,073
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Change in value of derivative instrument and related income tax effects	90	—	99	—
COMPREHENSIVE INCOME	4,282	4,915	6,958	7,073
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,432	521	3,143	1,154
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,850	$4,394	$3,815	$5,919

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28, 2015	August 31, 2015
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,669	$6,751
Restricted cash	2,740	2,066
Accounts receivable, net	37,328	39,144
Prepaid expenses	8,640	9,020
Other current assets	3,514	2,927
Total current assets	55,891	59,908
PROPERTY AND EQUIPMENT, NET	34,794	33,979
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	210,057	210,057
Goodwill	15,392	15,392
Other intangibles, net	8,178	7,421
Total intangible assets	233,627	232,870
OTHER ASSETS, NET	10,420	10,546
Total assets	$334,732	$337,303

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28, 2015	August 31, 2015
		(Unaudited)
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,497	$7,762
Current maturities of long-term debt (Note 4)	6,840	11,695
Accrued salaries and commissions	8,241	7,952
Deferred revenue	11,568	12,133
Other current liabilities	6,620	6,152
Total current liabilities	42,766	45,694
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 4)	254,150	245,312
OTHER NONCURRENT LIABILITIES	8,351	8,164
DEFERRED INCOME TAXES	41,614	43,297
Total liabilities	346,881	342,467
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 39,054,719 shares at February 28, 2015 and 40,472,640 shares at August 31, 2015	391	405
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,569,464 shares at February 28, 2015 and August 31, 2015	46	46
Series A non-cumulative convertible preferred stock, $.01 par value; $50.00 liquidation preference per share, aggregate liquidation preference and redemption amount of $46,450 at February 28, 2015 and $43,321 at August 31, 2015; authorized 2,875,000 shares; issued and outstanding 928,991 shares at February 28, 2015 and 866,419 at August 31, 2015	9	9
Additional paid-in capital	585,358	587,743
Accumulated deficit	(644,614)	(638,695)
Total shareholders’ deficit	(58,810)	(50,492)
NONCONTROLLING INTERESTS	46,661	45,328
Total deficit	(12,149)	(5,164)
Total liabilities and deficit	$334,732	$337,303

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, February 28, 2015	39,054,719	$391	4,569,464	$46	928,991	$9	$585,358	$(644,614)	$46,661	$(12,149)
Net income								5,919	1,154	7,073
Issuance of common stock to employees and officers	1,075,246	11					2,252			2,263
Exercise of stock options	190,000	2					133			135
Distributions to noncontrolling interests									(2,487)	(2,487)
Conversion of Series A Preferred Stock to Class A Common Stock	152,675	1			(62,572)					1
Balance, August 31, 2015	40,472,640	$405	4,569,464	$46	866,419	$9	$587,743	$(638,695)	$45,328	$(5,164)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$6,859	$7,073
Adjustments to reconcile consolidated net income to net cash provided by operating activities -
Depreciation and amortization	2,944	2,853
Amortization of deferred financing costs, including original issue discount	514	822
Noncash accretion of debt	1,031	372
Loss on debt extinguishment	1,455	—
Provision for bad debts	392	101
Provision for deferred income taxes	4,443	1,683
Noncash compensation	1,531	3,765
Gain on sale of assets	(3)	—
Changes in assets and liabilities -
Restricted cash	351	674
Accounts receivable	(9,719)	(1,917)
Prepaid expenses and other current assets	(2,831)	207
Other assets	(952)	(448)
Accounts payable and accrued liabilities	(2,575)	(2,024)
Deferred revenue	19	565
Income taxes	(152)	(61)
Other liabilities	462	(1,586)
Net cash provided by operating activities	3,769	12,079
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,675)	(1,281)
Cash paid for acquisitions	(57,544)	—
Change in acquisition-related restricted cash	(76,015)	—
Cash paid for investments, net of distributions	(33)	107
Other	(182)	—
Net cash used in investing activities	(135,449)	(1,174)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended August 31,
	2014	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(66,720)	(9,828)
Proceeds from long-term debt	210,000	6,000
Debt-related costs	(6,844)	(1,134)
Distributions to noncontrolling interests	(2,530)	(2,487)
Proceeds from the exercise of stock options	292	133
Settlement of tax withholding obligations on stock issued to employees	(1,424)	(507)
Net cash provided by (used in) financing activities	132,774	(7,823)
INCREASE IN CASH AND CASH EQUIVALENTS	1,094	3,082
CASH AND CASH EQUIVALENTS:
Beginning of period	5,304	3,669
End of period	$6,398	$6,751
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,395	$8,413
Cash paid for income taxes, net	243	216
Noncash financing transactions-
Stock issued to employees and directors	4,444	2,759

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
August 31, 2015
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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at August 31, 2015, and the results of its operations for the three-month and six-month periods ended August 31, 2014 and 2015, and cash flows for the six-month periods ended August 31, 2014 and 2015.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 that have had a material impact on our condensed consolidated financial statements and related notes.

Basic and Diluted Net Income Per Common Share
Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2014 and 2015 consisted of stock options, restricted stock awards and the 6.25% Series A convertible preferred stock (the “Preferred Stock”). The following table sets forth the calculation of basic and diluted net income per share:

	For the three months ended
	August 31, 2014			August 31, 2015
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders from continuing operations	$2,760	42,525	$0.06	$4,394	43,798	$0.10
Impact of equity awards	—	2,753		—	1,238
Impact of conversion of preferred stock into common stock	—	2,266		—	2,215
Diluted net income per common share:
Net income available to common shareholders from continuing operations	$2,760	47,544	$0.06	$4,394	47,251	$0.09

	For the six months ended
	August 31, 2014			August 31, 2015
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$3,716	42,337	$0.09	$5,919	43,537	$0.14
Impact of equity awards	—	2,876	—	—	1,608	—
Impact of conversion of preferred stock into common stock	—	2,266	—	—	2,241	—
Diluted net income per common share:
Net income available to common shareholders	$3,716	47,479	$0.08	$5,919	47,386	$0.12

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the three months ended		For the six months ended
	August 31		August 31
	2014	2015	2014	2015
	(shares in 000’s )
Equity awards	1,730	3,987	1,385	3,923
Antidilutive common share equivalents	1,730	3,987	1,385	3,923

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
On February 11, 2014, the Company entered into an LMA in connection with its agreement to purchase WBLS-FM and WLIB-AM in New York City from YMF Media New York LLC and YMF Media New York License LLC (collectively, "YMF"). The LMA, which commenced on March 1, 2014, gave Emmis the right to program and sell advertising for the two New York stations. Emmis paid YMF $1.3 million per month and reimbursed YMF for certain monthly expenses through the first closing of the acquisition, which occurred on June 10, 2014. After the first closing, the LMA continued in effect until the second and final closing of the transaction, which occurred on February 13, 2015 at a reduced monthly fee of approximately $0.7 million. During the three-month and six-month periods ended August 31, 2014, Emmis recorded $0.4 million and $4.2 million of LMA fee expense.
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

	For the three months ended August 31,		For the six months ended August 31,
	2014	2015	2014	2015
	(amounts in 000's)
Net revenues	$2,583	$2,583	$5,166	$5,166
Station operating expenses, excluding depreciation and amortization expense	260	259	484	516
Interest expense	815	768	1,643	1,548
Assets and liabilities of 98.7FM as of February 28, 2015 and August 31, 2015 were as follows:

	As of February 28,	As of August 31,
	2015	2015
	(amounts in 000's)
Current assets:
Restricted cash	$1,467	$1,413
Prepaid expenses	603	574
Total current assets	2,070	1,987
Noncurrent assets:
Property and equipment, net	—	264
Indefinite lived intangibles	51,063	51,063
Deferred debt issuance costs, net	2,495	2,361
Deposits and other	4,428	4,971
Total noncurrent assets	57,986	58,659
Total assets	$60,056	$60,646
Current liabilities:
Accounts payable and accrued expenses	$22	$31
Current maturities of long-term debt	4,990	5,220
Deferred revenue	753	779
Other current liabilities	241	235
Total current liabilities	6,006	6,265
Noncurrent liabilities:
Long-term debt, net of current portion	65,411	62,740
Other noncurrent liabilities	27	25
Total noncurrent liabilities	65,438	62,765
Total liabilities	$71,444	$69,030

Restricted Cash
The Company's restricted cash, included in current assets in the accompanying condensed consolidated balance sheets, totaled $2.7 million and $2.1 million as of February 28, 2015 and August 31, 2015, respectively.
The terms of our 98.7FM non-recourse notes and related agreements discussed in Note 4 restrict a portion of our cash on deposit for specific operating and financing purposes. Restricted cash related to the 98.7FM non-recourse notes and related agreements totaled $1.5 million and $1.4 million as of February 28, 2015 and August 31, 2015, respectively.
In connection with the Company's agreement with Sprint/United Management Company (“Sprint”), the Company collects cash from other participating companies in the radio industry and remits cash collected to Sprint. The entirety of cash collected but not yet remitted to Sprint classified as restricted cash as of February 28, 2015 and August 31, 2015 was $1.3 million and $0.7 million, respectively.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. This guidance will be effective for the Company in the first quarter of its fiscal year ending February 28, 2019. The Company is currently evaluating the method of adoption and impact, if any, the adoption of this guidance will have on its financial position and results of operations.
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
On April 15, 2015, the FASB issued Accounting Standards Update 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance as to when a company using a cloud computing service that includes a software license should capitalize and depreciate the software license. This guidance is effective for the Company as of March 1, 2016. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact on its financial statements.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended August 31, 2014 and 2015:

	Six Months Ended August 31,
	2014	2015
Risk-Free Interest Rate:	1.2% - 1.5%	1.3% - 1.4%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.3	4.3
Expected Volatility:	71.8% - 73.9%	57.2% - 64.6%

The following table presents a summary of the Company’s stock options outstanding at August 31, 2015, and stock option activity during the six months ended August 31, 2015 (“Price” reflects the weighted average exercise price per share; "Aggregate Intrinsic Value" dollars in thousands):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	5,724,446	$1.76
Granted	1,603,719	2.00
Exercised (1)	190,000	0.70
Forfeited	35,000	2.67
Expired	69,463	12.81
Outstanding, end of period	7,033,702	1.73	6.9	$1,486
Exercisable, end of period	4,095,049	1.39	5.5	$1,413

(1)
Cash received from option exercises for the six months ended August 31, 2014 and 2015 was $0.3 million and $0.1 million, respectively. The Company recorded an income tax benefit relating to the options exercised during the six months ended August 31, 2014 of $0.1 million. The Company did not record an income tax benefit relating to the options exercised during the six months ended August 31, 2015.

The weighted average per share grant date fair value of options granted during the six months ended August 31, 2014 and 2015, was $1.64 and $1.01, respectively.
A summary of the Company’s nonvested options at August 31, 2015, and changes during the six months ended August 31, 2015, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	3,167,083	$1.08
Granted	1,603,719	1.01
Vested	1,797,149	0.72
Forfeited	35,000	1.50
Nonvested, end of period	2,938,653	1.26
There were 3.1 million shares available for future grants under the Company’s various equity plans at August 31, 2015. The vesting dates of outstanding options at August 31, 2015 range from September 2015 to February 2019, and expiration dates range from March 2016 to August 2025.

Restricted Stock Awards
The Company grants restricted stock awards to directors annually, and periodically grants restricted stock to employees in connection with employment agreements. Awards to directors are granted on the date of our annual meeting of shareholders and vest on the earlier of (i) the completion of the director’s 3-year term or (ii) the third anniversary of the date of grant. Restricted stock award grants are granted out of the Company’s 2015 Equity Compensation Plan. The Company may also award, out of the Company’s 2015 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares may be immediately lapsed on the grant date.
The following table presents a summary of the Company’s restricted stock grants outstanding at August 31, 2015, and restricted stock activity during the six months ended August 31, 2015 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	677,634	$2.26
Granted	1,437,546	1.36
Vested (restriction lapsed)	1,257,851	1.32
Grants outstanding, end of period	857,329	2.13

The total grant date fair value of shares vested during the six months ended August 31, 2014 and 2015, was $3.6 million and $1.7 million, respectively.
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
On March 5, 2014, the Board of Directors of the Company approved the exercise of the Company's repurchase option under the Voting and Transfer Restriction Agreement with the Trustee of the 2012 Retention Plan and Trust. Pursuant to the exercise of that option, the Company repurchased 400,000 shares of Preferred Stock from the trustee in exchange for 975,848 shares of the Company's Class A Common Stock. On April 2, 2014, 975,848 shares of Class A Common Stock were distributed to employees who met the vesting requirements of the plan. The Company recognized approximately $0.4 million of compensation expense related to the 2012 Retention Plan during the six months ended August 31, 2014.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company during the three months ended August 31, 2014 and 2015:

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2015	2014	2015
Station operating expenses	$68	$521	$470	$1,245
Corporate expenses	515	1,140	1,061	2,520
Stock-based compensation expense included in operating expenses	583	1,661	1,531	3,765
Tax benefit	(190)	—	(521)	—
Recognized stock-based compensation expense, net of tax	$393	$1,661	$1,010	$3,765

As of August 31, 2015, there was $2.8 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 2.1 years.

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
The carrying amounts of the Company’s FCC licenses were $210.1 million as of February 28, 2015 and August 31, 2015. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA by another broadcaster. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the quarter ended August 31, 2015, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
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
Valuation of Goodwill
ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended August 31, 2015, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
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
The following table summarizes the Company's goodwill by segment as of February 28, 2015 and August 31, 2015.

	As of February 28,	As of August 31,
	2015	2015
Radio	$4,603	$4,603
Publishing	8,036	8,036
Corporate & Emerging Technologies	2,753	2,753
Total Goodwill	$15,392	$15,392

Definite-lived intangibles
The Company’s definite-lived intangible assets consist of patents, customer lists, trademarks and a syndicated programming contract, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2015 and August 31, 2015:

		As of February 28, 2015			As of August 31, 2015
		(in 000's)
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	6.8	$1,240	$585	$655	$1,240	$656	$584
Patents	6.0	5,180	401	4,779	5,180	771	4,409
Customer lists	1.9	1,015	205	810	1,015	374	641
Programming agreement	6.1	2,154	220	1,934	2,154	367	1,787
TOTAL		$9,589	$1,411	$8,178	$9,589	$2,168	$7,421
Total amortization expense from definite-lived intangibles for the three-month and six month periods ended August 31, 2014 was $0.1 million. Total amortization expense from definite-lived intangibles for the three-month and six-month periods ended August 31, 2015 was $0.4 million and $0.8 million, respectively. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
(in 000's)
2016	1,514
2017	1,514
2018	1,255
2019	1,076
2020	1,076

Note 4. Long-term Debt
Long-term debt was comprised of the following at February 28, 2015 and August 31, 2015:

	February 28, 2015	August 31, 2015
2014 Credit Agreement debt :
Revolver	$8,000	$8,000
Term Loan	185,000	183,613
Total 2014 Credit Agreement debt	193,000	191,613

98.7FM non-recourse debt	70,401	67,960
Digonex non-recourse debt (1)	3,971	4,343
Less: Current maturities	(6,840)	(11,695)
Less: Unamortized original issue discount of Credit Agreement debt	(6,382)	(6,909)
Total long-term debt	$254,150	$245,312

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
The Term Loan is due not later than June 10, 2021 and initially amortized in an amount equal to 1% per annum (subsequently amended, see below) of the original principal amount of the Term Loan, payable in quarterly installments commencing April 1, 2015, with the balance payable on the maturity date. The revolving credit facility expires not later than June 10, 2019. An unused commitment fee of 50 basis points per annum will be payable quarterly on the average unused amount of the revolving credit facility. Prior to the amendments to the 2014 Credit Agreement discussed below, the Term Loan and amounts borrowed under the revolving credit facility bore interest, at the Borrower’s option, at either (i) the Alternate Base Rate (as defined in the 2014 Credit Agreement) (but not less than 2.00%) plus 3.75% or (ii) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) (but not less than 1.00%) plus 4.75%.
Approximately $1.0 million of transaction fees related to the 2014 Credit Agreement were capitalized and are being amortized over the life of the 2014 Credit Agreement. These deferred debt costs are included in other assets, net in the condensed consolidated balance sheets. The 2014 Credit Agreement is carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $6.1 million as of the issuance of the debt on June 10, 2014 and $6.9 million as of August 31, 2015 (inclusive of the $1.0 million and $1.1 million of transaction fees associated with our First Amendment to the 2014 Credit Agreement and Second Amendment to the 2014 Credit Agreement, respectively, discussed below), is being amortized as additional interest expense over the life of the 2014 Credit Agreement.
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
We were in compliance with all financial and non-financial covenants as of August 31, 2015. Our Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2014 Credit Agreement) requirements and actual amounts as of August 31, 2015 were as follows:

As of August 31, 2015
	Covenant Requirement	Actual Results
Maximum Total Leverage Ratio	6.75 : 1.00	5.82 : 1.00
Minimum Interest Coverage Ratio	2.00 : 1.00	2.56 : 1.00
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
Digonex Non-recourse Debt
Digonex non-recourse notes payable consist of notes payable issued by Digonex, which were recorded at fair value on June 16, 2014, the date that Emmis acquired a controlling interest in Digonex. The notes payable, some of which are secured by the assets of Digonex, are non-recourse to the rest of the Company and its subsidiaries. The notes payable mature on December 31, 2017 and accrue interest at 5.0% per annum. Interest is due at maturity. The face value of the notes payable is $6.2 million. The Company is accreting the difference between this face value and the original $3.6 million fair value of the notes payable recorded in the acquisition of its controlling interest of the business as interest expense over the remaining term of the notes payable.
Based on amounts outstanding at August 31, 2015, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year Ended	2014 Credit Agreement			Digonex	Total
February 28 (29),	Revolver	Term Loan	98.7FM Debt	Notes payable	Payments
2016	$—	$1,850	$2,549	$—	$4,399
2017	—	9,250	5,453	—	14,703
2018	—	9,250	6,039	6,199	21,488
2019	—	9,250	6,587	—	15,837
2020	8,000	9,250	7,150	—	24,400
Thereafter	—	144,763	40,182	—	184,945
Total	$8,000	$183,613	$67,960	$6,199	$265,772

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2015 and August 31, 2015. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of August 31, 2015
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
- 2014 Credit Agreement debt: As of August 31, 2015, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $181.1 million and $191.6 million, respectively. The Company's estimate of fair value was based on quoted prices of this instrument and is considered a Level 2 measurement.
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

Three Months Ended August 31, 2015	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	47,562	14,592	328	$62,482
Station operating expenses excluding and depreciation and amortization expense	31,880	14,038	1,816	47,734
Corporate expenses excluding depreciation and amortization expense	—	—	3,487	3,487
Depreciation and amortization	796	63	544	1,403
Operating income (loss)	$14,886	$491	$(5,519)	$9,858

Three Months Ended August 31, 2014	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	47,598	14,113	113	$61,824
Station operating expenses excluding LMA fees and depreciation and amortization expense	31,170	14,513	610	46,293
Corporate expenses excluding depreciation and amortization expense	—	—	3,341	3,341
LMA fees	383	—	—	383
Hungary license litigation and related expenses	192	—	—	192
Depreciation and amortization	839	61	691	1,591
Gain on contract settlement	(2,500)	—	—	(2,500)
Operating income (loss)	$17,514	$(461)	$(4,529)	$12,524

Six Months Ended August 31, 2015	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	90,155	30,117	663	$120,935
Station operating expenses excluding depreciation and amortization expense	60,573	29,247	3,457	93,277
Corporate expenses excluding depreciation and amortization expense	—	—	7,306	7,306
Depreciation and amortization	1,594	124	1,135	2,853
Operating income (loss)	$27,988	$746	$(11,235)	$17,499

Six Months Ended August 31, 2014	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	92,588	28,791	169	$121,548
Station operating expenses excluding LMA fees and depreciation and amortization expense	58,530	29,453	1,236	89,219
Corporate expenses excluding depreciation and amortization expense	—	—	8,231	8,231
LMA fees	4,208	—	—	4,208
Hungary license litigation and related expenses	284	—	—	284
Depreciation and amortization	1,509	118	1,317	2,944
Gain on contract settlement	(2,500)	—	—	(2,500)
Gain on sale of fixed assets	(3)	—	—	(3)
Operating income (loss)	$30,560	$(780)	$(10,615)	$19,165

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 28, 2015	$282,653	$21,622	$30,457	$334,732
As of August 31, 2015	$285,200	$22,075	$30,028	$337,303

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
On August 31, 2012, the U.S. District Court denied the plaintiffs' request for a preliminary injunction. Plaintiffs subsequently filed an amended complaint seeking monetary damages and dismissing all claims against the individual officer and director defendants. On February 28, 2014, the U.S. District Court issued a ruling in favor of Emmis on all counts. In March 2014, the Plaintiffs filed with the U.S. Court of Appeals for the Seventh Circuit an appeal of the U.S. District Court's decision. The U.S. Court of Appeals for the Seventh Circuit heard oral arguments in this case on December 5, 2014, and on July 2, 2015, unanimously affirmed the U.S. District Court's ruling.
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

Note 9. Income Taxes
Our effective income tax rate was 40% for the six months ended August 31, 2014. Our effective tax rate was higher than our estimated annual effective tax rate of 34% as a discrete expense of $0.9 million was recorded during the period. This expense related to the effect of increasing our statutory rate by 1% on existing deferred tax liabilities due to changes in state tax laws and the effect of the WBLS-FM and WLIB-AM LMA and related acquisition on our income apportionments. This discrete expense is partially offset during the six months ended August 31, 2014 by a discrete benefit of $0.6 million related to the loss on debt extinguishment the Company recorded during the period.
Our effective income tax rate was 20% for the six months ended August 31, 2015. The Company recorded a valuation allowance for its net deferred tax assets generated during the period, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles.

Note 10. Other Significant Events
On April 21, 2015, Emmis invested an additional $1.0 million in Digonex Technologies, Inc. in the form of convertible debt, which resulted in Emmis owning rights that are convertible into approximately 73% of the common equity of Digonex. Because Emmis controls and consolidates Digonex, this investment is eliminated in consolidation.
On July 27, 2015, NextRadio LLC entered into an agreement with AT&T whereby AT&T agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, AT&T will receive a share of certain revenue generated by the NextRadio application.

Note 11. Subsequent Event
On September 30, 2015, Emmis invested an additional $1.0 million in Digonex Technologies, Inc. in the form of convertible debt, which resulted in Emmis owning rights that are convertible into approximately 75% of the common equity of Digonex. Because Emmis controls and consolidates Digonex, this investment is eliminated in consolidation.

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
The following table summarizes the sources of our revenues for the three-month and six-month periods ended August 31, 2014 and 2015. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. Growth within the Non Traditional category during the three-month and six-month periods ended August 31, 2015 mostly relates to increased revenues associated with Summer Jam, our annual hip-hop festival held in New York in June. The category “Other” includes, among other items, revenues related to our TagStation and Digonex businesses, network revenues and barter. Growth within the Other category during the three-month and six-month periods ended August 31, 2015 mostly relates to our Digonex business, which we began operating in fiscal 2015, and the growth of licensing fees associated with our TagStation software.

	Three Months Ended August 31,				Six Months Ended August 31,
	2014	% of Total	2015	% of Total	2014	% of Total	2015	% of Total
	(Dollars in thousands)
Net revenues:
Local	$32,156	52.0%	$31,850	51.0%	$67,309	55.4%	$64,838	53.6%
National	8,525	13.8%	8,229	13.2%	17,556	14.4%	16,895	14.0%
Political	178	0.3%	118	0.2%	686	0.6%	282	0.2%
Publication Sales	1,523	2.5%	1,369	2.2%	3,035	2.5%	2,768	2.3%
Non Traditional	9,382	15.2%	10,515	16.8%	13,261	10.9%	15,395	12.7%
LMA Fees	2,583	4.2%	2,583	4.1%	5,166	4.3%	5,166	4.3%
Digital	3,657	5.9%	3,466	5.5%	6,813	5.6%	6,751	5.6%
Other	3,820	6.1%	4,352	7.0%	7,722	6.3%	8,840	7.3%
Total net revenues	$61,824		$62,482		$121,548		$120,935

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the six-month period ended August 31, 2015, local sales, excluding political revenues, represented approximately 83% and 68% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 60% and 61% of our radio division’s total advertising net revenues for the six-month periods ended August 31, 2014 and 2015, respectively. The automotive industry was the largest category for our radio division for the six-month periods ended August 31, 2014 and 2015, representing approximately 13% of our radio net revenues.
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

The Company and the radio industry have begun several initiatives to address these issues. The radio industry is working aggressively to increase the number of smartphones and other wireless devices that contain an enabled FM tuner. Most smartphones currently sold in the United States contain an FM tuner. However, most wireless carriers in the United States have not historically permitted the FM tuner to receive the free over-the-air local radio stations it was designed to receive. Furthermore, in many countries outside the United States, enabled FM tuners are made available to smartphone consumers; consequently, radio listening increases. Activating FM as a feature on smartphones sold in the United States has the potential to increase radio listening and improve perception of the radio industry while offering wireless network providers the benefits of a proven emergency notification system, reduced network congestion from audio streaming services, and a host of new revenue generating applications. Emmis is at the leading edge of this initiative and has developed TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, and NextRadio®, a smartphone application that marries over-the-air FM radio broadcasts with visual and interactive features, as an industry solution to enrich the user experience of listening to free over-the-air radio broadcasts on their FM-enabled smartphones.
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's NextRadio smartphone application in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. During the six months ended August 31, 2014 and 2015, Emmis' funding of NextRadio's obligation to Sprint was $0.3 million and $0.2 million, respectively. These amounts are included in station operating expenses in the accompanying condensed consolidated statements of operations. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through August 31, 2015, the NextRadio application had not generated a material amount of revenue.
During the six-month period ended August 31, 2015, NextRadio LLC remitted $3.8 million due to Sprint for the seventh and eighth quarterly installments. These installments due to Sprint reflected a reduction based upon the number of phones that had been shipped by Sprint versus a milestone contained in the agreement. As of October 8, 2015, NextRadio LLC had not yet funded any of the ninth quarterly installment due to Sprint. NextRadio LLC is in discussions with other radio broadcasters and companies involved in the radio industry to fund the the final four quarterly installments due to Sprint.
On July 27, 2015, NextRadio LLC entered into an agreement with AT&T whereby AT&T agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, AT&T will receive a share of certain revenue generated by the NextRadio application. In August 2015, T-Mobile expressed its intent to include FM chip activation in its device specifications. NextRadio LLC and T-Mobile are working together to formalize this business relationship. The radio industry continues to work with other leading United States wireless network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones.
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
The results of our radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for approximately 50% of our radio net revenues. Our acquisition of WBLS-FM and WLIB-AM in New York in fiscal 2015 enhanced our ability to adapt to competitive environment shifts in that market, but our single station in the Los Angeles market, KPWR-FM, has less ability to adapt. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates and may be able to realize operating efficiencies by programming multiple stations in these markets. In February 2015, one of our large competitors changed the format of one of its radio stations in the Los Angeles radio market to more directly compete with our radio station in Los Angeles. In addition, the new station hired our former KPWR-FM morning radio host to be its morning radio host. We expect this recent development in Los Angeles to negatively impact our financial performance in fiscal 2016 and possibly in succeeding years.
Both the Los Angeles and New York radio markets remain weak, down 2.4% and 5.8%, respectively, for the six months ended August 31, 2015 as compared to the same period of the prior year, according to Miller Kaplan Arase LLP ("Miller Kaplan"), an independent public accounting firm used by the radio industry to compile revenue information. During the same period, KPWR-FM in Los Angeles lagged the Los Angeles radio market due to the introduction of a new format competitor, as discussed above, while our New York cluster, which includes WQHT-FM, WBLS-FM and WLIB-AM, slightly outperformed the New York radio market.
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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of August 31, 2015, we have recorded approximately $225.4 million in goodwill and FCC licenses, which represents approximately 67% of our total assets.
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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.8 million and $0.7 million accrued for employee healthcare claims as of February 28, 2015 and August 31, 2015, respectively. The Company also maintains large deductible programs (ranging from $100 thousand to $250 thousand per occurrence) for workers’ compensation, employment liability, automotive liability and media liability claims.

Results of Operations for the Three-month and Six-month Periods Ended August 31, 2015, Compared to August 31, 2014
Net revenues:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$47,598	$47,562	$(36)	(0.1)%	$92,588	$90,155	$(2,433)	(2.6)%
Publishing	14,113	14,592	479	3.4%	28,791	30,117	1,326	4.6%
Emerging Technologies	113	328	215	190.3%	169	663	494	292.3%
Total net revenues	$61,824	$62,482	$658	1.1%	$121,548	$120,935	$(613)	(0.5)%

Radio net revenues decreased during the three-month and six-month periods ended August 31, 2015 due to general declines in radio revenues in the markets where we operate radio stations. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets decreased 3.4% for the six-month period ended August 31, 2015 as compared to the same period of the prior year. Our gross revenues, as reported to Miller Kaplan, decreased 3.2% for the six-month period ended August 31, 2015 as compared to the same period of the prior year. For the six-month period ended August 31, 2015, our gross revenues exceeded the market average in New York, Indianapolis and St. Louis, but we lagged the market average in Los Angeles and Austin. Miller Kaplan does not report gross revenue market data for our Terre Haute market. For the six-month period ended August 31, 2015, as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was down 2.1%, and our minutes sold were down 1.6%.
Publishing net revenues increased during the three-month and six-month periods ended August 31, 2015 as our investments in our sales teams have helped us accelerate revenue growth at our magazines, especially at our largest title, Texas Monthly. In addition, we have increased the number of custom publications (e.g., college alumni magazines, tourism guides, etc.) that we produce.
Emerging technologies primarily relates to licensing fees of our TagStation software and pricing services provided by Digonex. We acquired a controlling interest in Digonex in the second quarter of fiscal 2015. TagStation supplements radio broadcasts with visual content (e.g., album art, artist information, etc.) and enhanced ads for display on NextRadio-enabled devices. The increase in emerging technologies net revenues for the three-month and six-month periods ended August 31, 2015 is due to additional stations that have licensed the TagStation software and Digonex revenues, which were included in our consolidated results for only a portion of the second quarter of the prior year as Emmis acquired its controlling interest in Digonex on June 16, 2014.

Station operating expenses excluding LMA fees and depreciation and amortization expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding LMA fees and depreciation and amortization expense:
Radio	$31,170	$31,880	$710	2.3%	$58,530	$60,573	$2,043	3.5%
Publishing	14,513	14,038	(475)	(3.3)%	29,453	29,247	(206)	(0.7)%
Emerging Technologies	610	1,816	1,206	197.7%	1,236	3,457	2,221	179.7%
Total station operating expenses excluding LMA fees and depreciation and amortization expense	$46,293	$47,734	$1,441	3.1%	$89,219	$93,277	$4,058	4.5%

The increase in station operating expenses, excluding LMA fees and depreciation and amortization expense, for our radio division for the three-month period ended August 31, 2015 is mostly due to higher expenses related to our sponsored events. The increase in station operating expenses, excluding LMA fees and depreciation and amortization expense, for our radio division for the six-month period ended August 31, 2015 is principally due to four factors: (1) higher expenses related to our sponsored events, (2) higher ratings expense associated with a long-term agreement with Nielsen signed in the second quarter of the prior fiscal year, (3) increased marketing expenses in Los Angeles to combat a new format competitor, and (4) legal expenses in Los Angeles associated with litigation against our former radio morning show host.
Station operating expenses excluding depreciation and amortization expense for publishing decreased during the three-month and six-month periods ended August 31, 2015 mostly due to lower production costs, which were partially offset by the investments in our sales teams discussed previously.
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the three-month and six-month periods ended August 31, 2015 mostly due to the expenses of Digonex, which was acquired in the second quarter of the prior fiscal year and only included in our consolidated results for a portion of the second fiscal quarter in the prior year. We have also been increasing the NextRadio staff in anticipation of heightened activity given recent successes with wireless carriers.
Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$3,341	$3,487	$146	4.4%	$8,231	$7,306	$(925)	(11.2)%

Corporate expenses excluding depreciation and amortization expense decreased during the six-month period ended August 31, 2015 mostly due to a decrease in third party legal fees. Legal fees during the six-month period ended August 31, 2015 decreased by approximately $0.8 million, mostly due to prior year spending related to our preferred stock litigation, our acquisition of WBLS-FM and WLIB-AM and our acquisition of Digonex, all of which were nonrecurring. Corporate expenses excluding depreciation and amortization expense increased during the three-month period ended August 31, 2015 mostly due to higher compensation-related expenses that are partially offset by reduced legal fees.

LMA fees:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2014	2015	$ Change	% Change	2014	2015	$ Change
	(As reported, amounts in thousands)
LMA fees	$383	$—	$(383)	—%	$4,208	$—	$(4,208)

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
Hungary license litigation and related expenses:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Hungary license litigation and related expenses	$192	$—	$(192)	(100.0)%	$284	$—	$(284)	(100.0)%

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

Depreciation and amortization:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$839	$796	$(43)	(5.1)%	$1,509	$1,594	$85	5.6%
Publishing	61	63	2	3.3%	118	124	6	5.1%
Corporate & Emerging Technologies	691	544	(147)	(21.3)%	1,317	1,135	(182)	(13.8)%
Total depreciation and amortization	$1,591	$1,403	$(188)	(11.8)%	$2,944	$2,853	$(91)	(3.1)%
The decrease in Corporate & Emerging Technologies is mostly due to certain computer equipment and software becoming fully depreciated in fiscal 2015. This decrease in Corporate and Emerging Technologies is partially offset by the amortization of Digonex intangibles, which we began consolidating in June 2014.

Gain on contract settlement:

	For the Three Months Ended August 31,			For the Six Months Ended August 31,
	2014	2015	$ Change	2014	2015	$ Change
	(As reported, amounts in thousands)
Gain on contract settlement	$2,500	$—	$(2,500)	$2,500	$—	$(2,500)
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

Operating income:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$17,514	$14,886	$(2,628)	(15.0)%	$30,560	$27,988	$(2,572)	(8.4)%
Publishing	(461)	491	952	(206.5)%	(780)	746	1,526	195.6%
Corporate & Emerging Technologies	(4,529)	(5,519)	(990)	(21.9)%	(10,615)	(11,235)	(620)	(5.8)%
Total operating income:	$12,524	$9,858	$(2,666)	(21.3)%	$19,165	$17,499	$(1,666)	(8.7)%

Radio operating income decreased in the three-month period ended August 31, 2015 mostly due to the nonrecurring gain on contract settlement previously discussed. Radio operating income decreased in the six-month period ended August 31, 2015 as a result of the nonrecurring gain on contract settlement, lower revenues and higher station operating expenses. This is partially offset by the elimination of LMA fees, which terminated with the Company's acquisition of WBLS-FM and WLIB-AM in the second fiscal quarter of the prior year.
Publishing operating income increased in the three-month and six-month periods ended August 31, 2015 mostly due to improved operating performance at our largest magazine, Texas Monthly, coupled with an increase in the number of profitable custom publications we produced during the periods.
Corporate and emerging technologies operating losses increased during the three-month and six-month periods ended August 31, 2015 mostly due to the losses of Digonex, which was acquired in June 2014 and only consolidated for a portion of the three-month and six-month periods in the prior year.
Interest expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(4,878)	$(4,945)	$(67)	1.4%	$(6,478)	$(9,491)	$(3,013)	46.5%

The increase in interest expense is attributable to additional debt incurred to finance our acquisition of WBLS-FM and WLIB-AM in June 2014 and higher interest rates on amounts borrowed. The weighted-average interest rate of debt outstanding under our 2014 Credit Agreement was 7.0% at August 31, 2015. The weighted-average interest rate of debt outstanding under our 2012 Credit Agreement was 4.3% prior to its retirement on June 10, 2014.

Loss on debt extinguishment:

	For the Three Months Ended August 31,			For the Six Months Ended August 31,
	2014	2015	$ Change	2014	2015	$ Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(1,455)	$—	$1,455	$(1,455)	$—	$1,455

The loss on debt extinguishment relates to the write-off of unamortized deferred debt issuance costs and original issue discount related to our 2012 Credit Agreement that was retired on June 10, 2014.

Provision for income taxes:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$2,167	$826	$(1,341)	(61.9)%	$4,552	$1,773	$(2,779)	(61.1)%

The Company now records a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. The provision associated with deferred tax liabilities related to indefinite-lived intangibles is estimated to be approximately $3.4 million in the fiscal year ending February 2016.

During the three-month and six-month periods ended August 31, 2014, the Company was not recording a valuation allowance. Our effective income tax rate for the six-month period ended August 31, 2014 was 40%, which was higher than our estimated annual effective tax rate of 34% as a discrete tax expense of $0.9 million was recorded during the period. This expense related to the effect of increasing our statutory rate by 1% on existing deferred tax liabilities due to changes in state tax laws and the effect of the WBLS-FM and WLIB-AM LMA and related acquisition on our income apportionments.
Consolidated net income:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$4,192	$4,915	$723	17.2%	$6,859	$7,073	$214	3.1%

Consolidated net income for the three-month and six-month periods ended August 31, 2015 increased slightly due the nonrecurring nature of the loss on debt extinguishment in the prior year and lower tax expense, both of which are mostly offset by lower operating income and additional interest expense.

Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our Credit Agreement. Our primary uses of capital during the past few years have been, and are expected to continue to be, strategic acquisitions, capital expenditures, working capital, debt service requirements and the repayment of debt.
At August 31, 2015, we had cash and cash equivalents of $6.8 million and net working capital of $14.2 million. At February 28, 2015, we had cash and cash equivalents of $3.7 million and net working capital of $13.1 million. The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2016 with cash and cash equivalents on hand and projected cash flows from operations.

Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2016.
In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses and goodwill. These impairment charges have had no impact on our liquidity or compliance with debt covenants.
Operating Activities
Cash provided by operating activities was $3.8 million and $12.1 million for the six months ended August 31, 2014 and 2015, respectively. The increase in cash provided by operating activities is mostly due to additional cash provided by working capital.
Investing Activities
Cash used in investing activities was $135.4 million and $1.2 million for the six months ended August 31, 2014 and 2015, respectively. Cash used in investing activities during the six months ended August 31, 2014 mostly related to the $133.6 million acquisition of WBLS-FM and WLIB-AM in New York. During the six months ended August 31, 2015, the Company spent approximately $1.3 million on capital expenditures versus $1.7 million in the same period of the prior year. We expect capital expenditures to be approximately $3.7 million in the current fiscal year, compared to $3.5 million in fiscal 2015. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash generated from operating activities and borrowings under our 2014 Credit Agreement.
Financing Activities
Cash provided by financing activities was $132.8 million for the six months ended August 31, 2014 versus cash used in financing activities of $7.8 million for the six months ended August 31, 2015. During the six months ended August 31, 2014, the company refinanced its debt in connection with its acquisition of WBLS-FM and WLIB-AM in New York, resulting in net debt borrowings of $143.3 million during the period. Partially offsetting the net debt borrowings in the prior year were payments of $6.8 million for debt-related costs, $2.5 million for distributions to noncontrolling interests and $1.4 million for tax withholding settlements on stock issued to employees. Cash used in financing activities in the six months ended August 31, 2015 relates to net repayments of debt of $3.8 million, $2.5 million of distributions paid to noncontrolling interests, $1.1 million of debt-related costs and $0.5 million of tax withholding settlements on stock issued to employees.
As of August 31, 2015, Emmis had $191.6 million of borrowings under the 2014 Credit Agreement, $74.2 million ($68.0 million related to 98.7FM in New York and $6.2 million related to Digonex) of non-recourse debt and $43.3 million of Preferred Stock liquidation preference. Borrowings under the 2014 Credit Agreement bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of August 31, 2015, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 7.0%. The non-recourse debt related to 98.7FM in New York bears interest at 4.1% per annum and the non-recourse debt related to Digonex bears interest at 5.0% per annum.
The debt service requirements of Emmis over the next twelve-month period are expected to be $19.9 million related to our 2014 Credit Agreement, as amended, ($6.5 million of principal repayments and $13.4 million of interest payments) and $7.9 million related to our 98.7FM non-recourse debt ($5.2 million of principal repayments and $2.7 million of interest payments). There are no debt service requirements of our Digonex non-recourse debt until the debt matures in December 2017. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2014 Credit Agreement debt bears interest at variable rates. The Company estimated interest payments for the 2014 Credit Agreement above by using the amounts outstanding under the 2014 Credit Agreement as of August 31, 2015 and the weighted average interest rate as of the same date.
At October 5, 2015, we had $10.0 million available for additional borrowing under our credit agreement. No letters of credit were outstanding. Availability under the credit agreement depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of August 31, 2015. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, the 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.

Intangibles
As of August 31, 2015, approximately 67% of our total assets consisted of FCC broadcast licenses and goodwill, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.
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
On August 31, 2012, the U.S. District Court denied the plaintiffs' request for a preliminary injunction. Plaintiffs subsequently filed an amended complaint seeking monetary damages and dismissing all claims against the individual officer and director defendants. On February 28, 2014, the U.S. District Court issued a ruling in favor of Emmis on all counts. In March 2014, the Plaintiffs filed with the U.S. Court of Appeals for the Seventh Circuit an appeal of the U.S. District Court's decision. The U.S. Court of Appeals for the Seventh Circuit heard oral arguments in this case on December 5, 2014, and on July 2, 2015, unanimously affirmed the U.S. District Court's ruling.
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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of August 31, 2015 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended August 31, 2015, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended August 31, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
June 1, 2015 - June 30, 2015	—	$—	—	$—
July 1, 2015 - July 31, 2015	92,721	$1.17	—	$—
August 1, 2015 - August 31, 2015	61,786	$1.30	—	$—
	154,507		—

Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective September 4, 2012		10-Q	8/31/2012	3.1	10/11/2012
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.1	Employment Agreement with Ryan A. Hornaday effective as of August 1, 2015 ++		8-K		10.1	8/3/2015
10.2	Change in Control Severance Agreement with Ryan A. Hornaday effective as of August 1, 2015 ++		8-K		10.2	8/3/2015
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

++ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: October 8, 2015	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and Treasurer