Form 10-Q
period 2015-11-30
EMMIS COMMUNICATIONS CORP
filed 2016-01-07
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 4, 2016, was:

41,340,433	Shares of Class A Common Stock, $.01 Par Value
4,569,464	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2015	2014	2015
NET REVENUES	$62,960	$59,614	$184,508	$180,549
OPERATING EXPENSES:
Station operating expenses excluding LMA fees of $0, $0, $4,208 and $0, and depreciation and amortization expense of $1,141, $1,276, $2,813 and $3,540, respectively	44,940	43,654	134,159	136,931
Corporate expenses excluding depreciation and amortization expense of $341, $256, $1,613 and $845, respectively	3,241	2,810	11,472	10,116
LMA fees	—	—	4,208	—
Hungary license litigation and related expenses	188	—	472	—
Depreciation and amortization	1,482	1,532	4,426	4,385
Gain on contract settlement	—	—	(2,500)	—
Loss on disposal of assets	3	—	—	—
Total operating expenses	49,854	47,996	152,237	151,432
OPERATING INCOME	13,106	11,618	32,271	29,117
OTHER EXPENSE:
Interest expense	(5,395)	(4,768)	(11,873)	(14,259)
Loss on debt extinguishment	—	—	(1,455)	—
Other income, net	51	7	230	845
Total other expense	(5,344)	(4,761)	(13,098)	(13,414)
INCOME BEFORE INCOME TAXES	7,762	6,857	19,173	15,703
PROVISION FOR INCOME TAXES	4,528	889	9,080	2,662
CONSOLIDATED NET INCOME	3,234	5,968	10,093	13,041
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	411	420	3,554	1,574
NET INCOME ATTRIBUTABLE TO THE COMPANY	2,823	5,548	6,539	11,467

NET INCOME PER SHARE - BASIC	$0.07	$0.12	$0.15	$0.26
NET INCOME PER SHARE - DILUTED	$0.06	$0.12	$0.14	$0.24
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,702	44,400	42,451	43,844
Diluted	47,376	47,504	47,455	47,451

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2015	2014	2015
CONSOLIDATED NET INCOME	$3,234	$5,968	$10,093	$13,041
OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Change in value of derivative instrument and related income tax effects	—	—	99	—
COMPREHENSIVE INCOME	3,234	5,968	10,192	13,041
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	411	420	3,554	1,574
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,823	$5,548	$6,638	$11,467

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28, 2015	November 30, 2015
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,669	$4,316
Restricted cash	2,740	2,047
Accounts receivable, net	37,328	40,412
Prepaid expenses	8,640	7,903
Other current assets	3,514	3,806
Total current assets	55,891	58,484
PROPERTY AND EQUIPMENT, NET	34,794	33,488
INTANGIBLE ASSETS (Note 3):
Indefinite-lived intangibles	210,057	210,569
Goodwill	15,392	15,392
Other intangibles, net	8,178	7,042
Total intangible assets	233,627	233,003
OTHER ASSETS, NET	10,420	10,680
Total assets	$334,732	$335,655

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28, 2015	November 30, 2015
		(Unaudited)
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,497	$6,898
Current maturities of long-term debt (Note 4)	6,840	13,198
Accrued salaries and commissions	8,241	6,546
Deferred revenue	11,568	10,946
Other current liabilities	6,620	5,929
Total current liabilities	42,766	43,517
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 4)	254,150	240,117
OTHER NONCURRENT LIABILITIES	8,351	8,007
DEFERRED INCOME TAXES	41,614	44,137
Total liabilities	346,881	335,778
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 39,054,719 shares at February 28, 2015 and 41,114,139 shares at November 30, 2015	391	411
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,569,464 shares at February 28, 2015 and November 30, 2015	46	46
Series A non-cumulative convertible preferred stock, $.01 par value; $50.00 liquidation preference per share, aggregate liquidation preference and redemption amount of $46,450 at February 28, 2015 and $43,316 at November 30, 2015; authorized 2,875,000 shares; issued and outstanding 928,991 shares at February 28, 2015 and 866,319 at November 30, 2015	9	9
Additional paid-in capital	585,358	588,714
Accumulated deficit	(644,614)	(633,147)
Total shareholders’ deficit	(58,810)	(43,967)
NONCONTROLLING INTERESTS	46,661	43,844
Total deficit	(12,149)	(123)
Total liabilities and deficit	$334,732	$335,655

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, February 28, 2015	39,054,719	$391	4,569,464	$46	928,991	$9	$585,358	$(644,614)	$46,661	$(12,149)
Net income								11,467	1,574	13,041
Issuance of common stock to employees and officers	1,716,501	17					3,223			3,240
Exercise of stock options	190,000	2					133			135
Distributions to noncontrolling interests									(4,391)	(4,391)
Conversion of Series A Preferred Stock to Class A Common Stock	152,919	1			(62,672)					1
Balance, November 30, 2015	41,114,139	$411	4,569,464	$46	866,319	$9	$588,714	$(633,147)	$43,844	$(123)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Nine Months Ended November 30,
	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$10,093	$13,041
Adjustments to reconcile consolidated net income to net cash provided by operating activities -
Depreciation and amortization	4,426	4,385
Amortization of deferred financing costs, including original issue discount	858	1,245
Noncash accretion of debt	2,347	557
Loss on debt extinguishment	1,455	—
Provision for bad debts	585	292
Provision for deferred income taxes	8,896	2,523
Noncash compensation	2,128	4,669
Changes in assets and liabilities -
Restricted cash	(105)	693
Accounts receivable	(11,126)	(3,376)
Prepaid expenses and other current assets	(2,292)	445
Other assets	(792)	(1,216)
Accounts payable and accrued liabilities	(3,135)	(4,294)
Deferred revenue	(613)	(622)
Income taxes	(79)	(12)
Other liabilities	(2,044)	(1,630)
Net cash provided by operating activities	10,602	16,700
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,565)	(1,943)
Cash paid for acquisitions	(57,729)	—
Change in acquisition-related restricted cash	(76,031)	—
Cash paid for investments, net of distributions	(65)	123
Other	3	—
Net cash used in investing activities	$(136,387)	$(1,820)

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Nine Months Ended November 30,
	2014	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$(74,375)	$(17,022)
Proceeds from long-term debt	212,000	9,000
Debt-related costs	(7,849)	(1,134)
Distributions to noncontrolling interests	(3,987)	(4,391)
Proceeds from the exercise of stock options	377	133
Settlement of tax withholding obligations on stock issued to employees	(1,462)	(819)
Net cash provided by (used in) financing activities	124,704	(14,233)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,081)	647
CASH AND CASH EQUIVALENTS:
Beginning of period	5,304	3,669
End of period	$4,223	$4,316
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$6,059	$12,567
Cash paid for income taxes, net	243	216
Noncash financing transactions-
Stock issued to employees and directors	5,037	4,042

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
November 30, 2015
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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at November 30, 2015, and the results of its operations for the three-month and nine-month periods ended November 30, 2014 and 2015, and cash flows for the nine-month periods ended November 30, 2014 and 2015.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 that have had a material impact on our condensed consolidated financial statements and related notes.

Basic and Diluted Net Income Per Common Share
Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2014 and 2015 consisted of stock options, restricted stock awards and the 6.25% Series A non-cumulative convertible preferred stock (the “Preferred Stock”). The following table sets forth the calculation of basic and diluted net income per share:

	For the three months ended
	November 30, 2014			November 30, 2015
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$2,823	42,702	$0.07	$5,548	44,400	$0.12
Impact of equity awards	—	2,408		—	990
Impact of conversion of preferred stock into common stock	—	2,266		—	2,114
Diluted net income per common share:
Net income available to common shareholders	$2,823	47,376	$0.06	$5,548	47,504	$0.12

	For the nine months ended
	November 30, 2014			November 30, 2015
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$6,539	42,451	$0.15	$11,467	43,844	$0.26
Impact of equity awards	—	2,738	—	—	1,408	—
Impact of conversion of preferred stock into common stock	—	2,266	—	—	2,199	—
Diluted net income per common share:
Net income available to common shareholders	$6,539	47,455	$0.14	$11,467	47,451	$0.24

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the three months ended		For the nine months ended
	November 30		November 30
	2014	2015	2014	2015
	(shares in 000’s )
Equity awards	2,162	5,383	1,627	3,948
Antidilutive common share equivalents	2,162	5,383	1,627	3,948

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

	For the three months ended November 30,		For the nine months ended November 30,
	2014	2015	2014	2015
	(amounts in 000's)
Net revenues	$2,582	$2,582	$7,748	$7,748
Station operating expenses, excluding LMA Fees and depreciation and amortization expense	270	232	754	748
Interest expense	804	754	2,447	2,302
Assets and liabilities of 98.7FM as of February 28, 2015 and November 30, 2015 were as follows:

	As of February 28,	As of November 30,
	2015	2015
	(amounts in 000's)
Current assets:
Restricted cash	$1,467	$1,552
Prepaid expenses	603	553
Total current assets	2,070	2,105
Noncurrent assets:
Property and equipment, net	—	259
Indefinite lived intangibles	51,063	51,063
Deferred debt issuance costs, net	2,495	2,295
Deposits and other	4,428	5,215
Total noncurrent assets	57,986	58,832
Total assets	$60,056	$60,937
Current liabilities:
Accounts payable and accrued expenses	$22	$14
Current maturities of long-term debt	4,990	5,336
Deferred revenue	753	779
Other current liabilities	241	228
Total current liabilities	6,006	6,357
Noncurrent liabilities:
Long-term debt, net of current portion	65,411	61,356
Other noncurrent liabilities	27	—
Total noncurrent liabilities	65,438	61,356
Total liabilities	$71,444	$67,713

Restricted Cash
The Company's restricted cash, included in current assets in the accompanying condensed consolidated balance sheets, totaled $2.7 million and $2.0 million as of February 28, 2015 and November 30, 2015, respectively.
The terms of our 98.7FM non-recourse notes and related agreements discussed in Note 4 restrict a portion of our cash on deposit for specific operating and financing purposes. Restricted cash related to the 98.7FM non-recourse notes and related agreements totaled $1.5 million and $1.6 million as of February 28, 2015 and November 30, 2015, respectively.
In connection with the Company's agreement with Sprint/United Management Company (“Sprint”), the Company collects cash from other participating companies in the radio industry and remits cash collected to Sprint. The entirety of cash collected but not yet remitted to Sprint classified as restricted cash as of February 28, 2015 and November 30, 2015 was $1.3 million and $0.5 million, respectively.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. The FASB deferred implementation of this guidance by one year with the issuance of Accounting Standards Update 2015-14. As such, this guidance will be effective for the Company in the first quarter of its fiscal year ending February 28, 2019. The Company is currently evaluating the method of adoption and impact, if any, the adoption of this guidance will have on its financial position and results of operations.
In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the fiscal year ending February 28, 2017, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this update is not expected to have an impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. Entities that have historically presented debt issuance costs as an asset, related to a recognized debt liability, will be required to present those costs as a direct deduction from the carrying amount of that debt liability. This presentation will result in debt issuance costs being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. This guidance is effective for the Company as of March 1, 2016 and may be adopted early. The Company expects this new guidance will reduce total assets and total long-term debt on its consolidated balance sheets by amounts classified as deferred debt issuance costs, but does not expect this update to have any other effect on its consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance as to when a company using a cloud computing service that includes a software license should capitalize and depreciate the software license. This guidance is effective for the Company as of March 1, 2016. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact on its consolidated financial statements.
In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in the provisional amount as if the accounting had been completed at the acquisition date. This guidance is effective for the Company as of March 1, 2016. The Company does not anticipate this guidance will have any impact on its consolidated financial statements as the purchase price allocations of the Company's recent business combinations have been finalized.
In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be presented as noncurrent in a classified balance sheet. The Company adopted this update as of September 1, 2015. Adoption of this update did not have any effect on the Company's financial position as the Company did not have any deferred tax assets or liabilities classified as current in any period presented in the accompanying condensed consolidated balance sheets.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended November 30, 2014 and 2015:

	Nine Months Ended November 30,
	2014	2015
Risk-Free Interest Rate:	1.2% - 1.5%	1.3% - 1.4%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.3	4.3
Expected Volatility:	69.0% - 73.9%	57.2% - 64.6%

The following table presents a summary of the Company’s stock options outstanding at November 30, 2015, and stock option activity during the nine months ended November 30, 2015 (“Price” reflects the weighted average exercise price per share; "Aggregate Intrinsic Value" dollars in thousands):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	5,724,446	$1.76
Granted	1,603,719	2.00
Exercised (1)	190,000	0.70
Forfeited	105,000	2.27
Expired	79,463	11.51
Outstanding, end of period	6,953,702	1.73	6.6	$133
Exercisable, end of period	4,352,115	1.49	5.4	$133

(1)
Cash received from option exercises for the nine months ended November 30, 2014 and 2015 was $0.4 million and $0.1 million, respectively. The Company recorded an income tax benefit relating to the options exercised during the nine months ended November 30, 2014 of $0.1 million. The Company did not record an income tax benefit relating to the options exercised during the nine months ended November 30, 2015.

The weighted average per share grant date fair value of options granted during the nine months ended November 30, 2014 and 2015, was $1.64 and $1.01, respectively.
A summary of the Company’s nonvested options at November 30, 2015, and changes during the nine months ended November 30, 2015, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	3,167,083	$1.08
Granted	1,603,719	1.01
Vested	2,064,215	0.90
Forfeited	105,000	1.21
Nonvested, end of period	2,601,587	1.19
There were 2.2 million shares available for future grants under the Company’s various equity plans at November 30, 2015. The vesting dates of outstanding options at November 30, 2015 range from February 2016 to July 2018, and expiration dates range from March 2016 to August 2025.

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
The following table presents a summary of the Company’s restricted stock grants outstanding at November 30, 2015, and restricted stock activity during the nine months ended November 30, 2015 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	677,634	$2.26
Granted	2,374,687	1.25
Vested (restriction lapsed)	2,125,293	1.30
Forfeited	15,000	1.82
Grants outstanding, end of period	912,028	1.87

The total grant date fair value of shares vested during the nine months ended November 30, 2014 and 2015, was $3.8 million and $2.8 million, respectively.
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
On March 5, 2014, the Board of Directors of the Company approved the exercise of the Company's repurchase option under the Voting and Transfer Restriction Agreement with the Trustee of the 2012 Retention Plan and Trust. Pursuant to the exercise of that option, the Company repurchased 400,000 shares of Preferred Stock from the trustee in exchange for 975,848 shares of the Company's Class A Common Stock. On April 2, 2014, 975,848 shares of Class A Common Stock were distributed to employees who met the vesting requirements of the plan. The Company recognized approximately $0.4 million of compensation expense related to the 2012 Retention Plan during the nine months ended November 30, 2014.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company during the three months and nine months ended November 30, 2014 and 2015:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2015	2014	2015
Station operating expenses	$83	$365	$553	$1,610
Corporate expenses	514	539	1,575	3,059
Stock-based compensation expense included in operating expenses	597	904	2,128	4,669
Tax benefit	(300)	—	(821)	—
Recognized stock-based compensation expense, net of tax	$297	$904	$1,307	$4,669

As of November 30, 2015, there was $2.6 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.8 years.

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
The carrying amounts of the Company’s FCC licenses were $210.1 million and $210.6 million as of February 28, 2015 and November 30, 2015. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the quarter ended November 30, 2015, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
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
Valuation of Goodwill
ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended November 30, 2015, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
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

The following table summarizes the Company's goodwill by segment as of February 28, 2015 and November 30, 2015.

	As of February 28,	As of November 30,
	2015	2015
Radio	$4,603	$4,603
Publishing	8,036	8,036
Corporate & Emerging Technologies	2,753	2,753
Total Goodwill	$15,392	$15,392

Definite-lived intangibles
The Company’s definite-lived intangible assets consist of patents, customer lists, trademarks and a syndicated programming contract, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2015 and November 30, 2015:

		As of February 28, 2015			As of November 30, 2015
		(in 000's)
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	6.8	$1,240	$585	$655	$1,240	$691	$549
Patents	5.7	5,180	401	4,779	5,180	956	4,224
Customer lists	1.6	1,015	205	810	1,015	459	556
Programming agreement	5.8	2,154	220	1,934	2,154	441	1,713
TOTAL		$9,589	$1,411	$8,178	$9,589	$2,547	$7,042
Total amortization expense from definite-lived intangibles for the three-month and nine-month periods ended November 30, 2014 was $0.4 million and $0.5 million, respectively. Total amortization expense from definite-lived intangibles for the three-month and nine-month periods ended November 30, 2015 was $0.4 million and $1.1 million, respectively. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
(in 000's)
2016	1,514
2017	1,514
2018	1,255
2019	1,076
2020	1,076

Note 4. Long-term Debt
Long-term debt was comprised of the following at February 28, 2015 and November 30, 2015:

	February 28, 2015	November 30, 2015
2014 Credit Agreement debt :
Revolver	$8,000	$6,000
Term Loan	185,000	182,687
Total 2014 Credit Agreement debt	193,000	188,687

98.7FM non-recourse debt	70,401	66,692
Digonex non-recourse debt (1)	3,971	4,528
Less: Current maturities	(6,840)	(13,198)
Less: Unamortized original issue discount of Credit Agreement debt	(6,382)	(6,592)
Total long-term debt	$254,150	$240,117

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
Approximately $1.0 million of transaction fees related to the 2014 Credit Agreement were capitalized and are being amortized over the life of the 2014 Credit Agreement. These deferred debt costs are included in other assets, net in the condensed consolidated balance sheets. The 2014 Credit Agreement is carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $6.1 million as of the issuance of the debt on June 10, 2014 and $6.6 million as of November 30, 2015 (inclusive of the $1.0 million and $1.1 million of transaction fees associated with our First Amendment to the 2014 Credit Agreement and Second Amendment to the 2014 Credit Agreement, respectively, discussed below), is being amortized as additional interest expense over the life of the 2014 Credit Agreement.
The obligations under the 2014 Credit Agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company, the Borrower and the Subsidiary Guarantors.

On November 7, 2014, Emmis entered into the First Amendment to the 2014 Credit Agreement. The First Amendment (i) increased the maximum Total Leverage Ratio to 6.00:1.00 for the period February 28, 2015 through February 29, 2016, (ii) adjusted the definition of Consolidated EBITDA to exclude during the term of the 2014 Credit Agreement up to $5 million in severance and/or contract termination expenses and up to $2.5 million in losses attributable to the reformatting of the Company’s radio stations, (iii) extended the requirement for the Borrower to pay a 1.00% fee on certain prepayments of the Term Loan to November 7, 2015, (iv) increased the Applicable Margin by 0.25% for at least six months from the date of the First Amendment and until the Total Leverage Ratio is less than 5.00:1.00, and (v) made certain technical adjustments to the definition of Consolidated Excess Cash Flow and to address the Foreign Account Tax Compliance Act. Emmis paid a total of approximately $1.0 million of transaction fees to the Lenders that consented to the First Amendment, which were recorded as original issue discount and are being amortized over the remaining life of the 2014 Credit Agreement.
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
We were in compliance with all financial and non-financial covenants as of November 30, 2015. Our Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2014 Credit Agreement) requirements and actual amounts as of November 30, 2015 were as follows:

As of November 30, 2015
	Covenant Requirement	Actual Results
Maximum Total Leverage Ratio	6.75 : 1.00	5.47 : 1.00
Minimum Interest Coverage Ratio	2.00 : 1.00	2.61 : 1.00
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

Based on amounts outstanding at November 30, 2015, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year Ended	2014 Credit Agreement			Digonex	Total
February 28 (29),	Revolver	Term Loan	98.7FM Debt	Notes payable	Payments
2016	$—	$925	$1,281	$—	$2,206
2017	—	9,250	5,453	—	14,703
2018	—	9,250	6,039	6,199	21,488
2019	—	9,250	6,587	—	15,837
2020	6,000	9,250	7,150	—	22,400
Thereafter	—	144,762	40,182	—	184,944
Total	$6,000	$182,687	$66,692	$6,199	$261,578

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2015 and November 30, 2015. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of November 30, 2015
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

Available for sale securities — Emmis’ available for sale securities is an investment in preferred stock of a private company that is not traded in active markets and is included in other current assets in the accompanying condensed consolidated balance sheets. The investment is recorded at fair value, which was generally estimated using significant unobservable market parameters, resulting in a level 3 categorization. The carrying value of our preferred stock investment was determined by using implied valuations of recent rounds of financing and by other corroborating evidence, which may include the application of various valuation methodologies including option-pricing and discounted cash flow based models.
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
- 2014 Credit Agreement debt: As of November 30, 2015, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $164.2 million and $188.7 million, respectively. The Company's estimate of fair value was based on quoted prices of this instrument and is considered a Level 2 measurement.
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

Three Months Ended November 30, 2015	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	42,634	16,658	322	$59,614
Station operating expenses excluding and depreciation and amortization expense	27,352	14,310	1,992	43,654
Corporate expenses excluding depreciation and amortization expense	—	—	2,810	2,810
Depreciation and amortization	934	68	530	1,532
Operating income (loss)	$14,348	$2,280	$(5,010)	$11,618

Three Months Ended November 30, 2014	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	44,905	17,906	149	$62,960
Station operating expenses excluding LMA fees and depreciation and amortization expense	28,683	15,005	1,252	44,940
Corporate expenses excluding depreciation and amortization expense	—	—	3,241	3,241
Hungary license litigation and related expenses	188	—	—	188
Depreciation and amortization	806	62	614	1,482
Loss on disposal of fixed assets	3	—	—	3
Operating income (loss)	$15,225	$2,839	$(4,958)	$13,106

Nine Months Ended November 30, 2015	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	132,789	46,775	985	$180,549
Station operating expenses excluding depreciation and amortization expense	87,925	43,557	5,449	136,931
Corporate expenses excluding depreciation and amortization expense	—	—	10,116	10,116
Depreciation and amortization	2,528	192	1,665	4,385
Operating income (loss)	$42,336	$3,026	$(16,245)	$29,117

Nine Months Ended November 30, 2014	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	137,493	46,697	318	$184,508
Station operating expenses excluding LMA fees and depreciation and amortization expense	87,213	44,458	2,488	134,159
Corporate expenses excluding depreciation and amortization expense	—	—	11,472	11,472
LMA fees	4,208	—	—	4,208
Hungary license litigation and related expenses	472	—	—	472
Depreciation and amortization	2,315	180	1,931	4,426
Gain on contract settlement	(2,500)	—	—	(2,500)
Operating income (loss)	$45,785	$2,059	$(15,573)	$32,271

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 28, 2015	$282,653	$21,622	$30,457	$334,732
As of November 30, 2015	$284,771	$22,472	$28,412	$335,655

Note 8. Regulatory, Legal and Other Matters
Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the company that we believe are likely to have a material adverse effect on the company.
Emmis and certain of its officers and directors were named as defendants in a lawsuit filed April 16, 2012 by certain holders of Preferred Stock (the “Lock-Up Group”) in the United States District Court for the Southern District of Indiana entitled Corre Opportunities Fund, LP, et al. v. Emmis Communications Corporation, et al (the "Lawsuit"). The plaintiffs alleged, among other things, that Emmis and the other defendants violated various provisions of the federal securities laws and breached fiduciary duties in connection with Emmis’ entry into total return swap agreements and voting agreements with certain holders of Emmis Preferred Stock, as well as by issuing shares of Preferred Stock to Emmis’ 2012 Retention Plan and Trust (the “Trust”) and entering into a voting agreement with the trustee of the Trust. The plaintiffs also alleged that Emmis violated certain provisions of Indiana corporate law by directing the voting of the shares of Preferred Stock subject to the total return swap agreements (the “Swap Shares”) and the shares of Preferred Stock held by the Trust (the “Trust Shares”) in favor of certain amendments to Emmis’ Articles of Incorporation.
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

On December 4, 2015, Emmis entered into a settlement agreement with the Lock-Up Group to settle any and all remaining issues with respect to the Lawsuit described above. Under the terms of the settlement agreement, (i) the Company is withdrawing its bill of costs with respect to certain reimbursable expenses in the Lawsuit; (ii) the Company agreed to submit to a vote of its shareholders, and the Lock-Up Group and Jeffrey H. Smulyan agreed to vote in favor of, an amendment to Exhibit A to the Company’s Second Amended and Restated Articles of Incorporation (the “Terms”) to amend the terms of the Company’s Series A Non-Cumulative Convertible Preferred Stock (the “Preferred Stock”) to (A) change the voluntary conversion ratio to permit holders of Preferred Stock to convert their shares of Preferred Stock into Class A Common Stock at a ratio of 2.80 shares of the Company’s Class A Common Stock for each share of Preferred Stock, and (B) provide that all shares of Preferred Stock shall automatically convert into shares of Class A Common Stock at a ratio of 2.80 shares of Class A Common Stock for each share of Preferred Stock on the fifth business day after the delisting of the Preferred Stock by The NASDAQ Stock Market LLC ("Nasdaq"); and (iii) both the Company and the Lock-Up Group will release each other from claims related to the Lawsuit. Under the current Terms, the Preferred Stock is voluntarily convertible into shares of Class A Common Stock at a ratio of 2.44 shares of Class A Common Stock for each class of Preferred Stock, and there is no provision for mandatory conversion. Additionally, the Preferred Stock is subject to a deficiency notice from Nasdaq and is expected to be delisted after February 17, 2016 assuming the preferred stock continues to not meet the Nasdaq standards for continued listing (see Note 10 for more discussion). The value associated with the increase to the conversion ratio will be accounted for upon the effective date of the amendment to the Terms, which is expected to occur during the quarter ending February 29, 2016, and is expected to result in a decrease of approximately $0.2 million to earnings available to common shareholders.
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

Note 9. Income Taxes
Our effective income tax rate was 47% for the nine months ended November 30, 2014. Our effective tax rate was higher than our estimated annual effective tax rate of 34% as a discrete expense was recorded during the period. This expense related to the effect of increasing our statutory rate by 1% on existing deferred tax liabilities due to changes in state tax laws and changes in our income apportionments as a result of the WBLS-FM and WLIB-AM LMA and related acquisition. This discrete expense is partially offset during the nine months ended November 30, 2014 by a discrete benefit related to the loss on debt extinguishment the Company recorded during the period.
Our effective income tax rate was 17% for the nine months ended November 30, 2015. The Company recorded a valuation allowance for its net deferred tax assets generated during the period, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles.

Note 10. Other Significant Events
Emmis made additional $1.0 million investments in Digonex Technologies, Inc. in the form of convertible debt on both April 21, 2015 and September 30, 2015. Subsequent to its investment in September 2015, Emmis owns rights that are convertible into approximately 75% of the common equity of Digonex. As Emmis controls and consolidates Digonex, this investment is eliminated in consolidation.
On July 27, 2015, NextRadio LLC entered into an agreement with AT&T whereby AT&T agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, AT&T will receive a share of certain revenue generated by the NextRadio application.
On August 21, 2015, the Company received a notification from the Listing Qualifications Department of Nasdaq indicating that the Company's Series A preferred stock was not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Minimum Market Value Rule”) because the Market Value of Publicly Held Shares (as defined by Nasdaq, "MVPHS") of our Preferred Stock was under $1 million. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has 180 calendar days, or until February 17, 2016, to regain compliance with the requirements under the Minimum Market Value Rule. If, at any time before that date the MVPHS of the Series A preferred stock equals or exceeds $1 million (based on closing bid price) for a minimum of ten consecutive days, Nasdaq will notify the Company that it has achieved compliance with the Minimum Market Value Rule. If the Company does not regain compliance with the Minimum Market Value Rule prior to the end of the 180 day period, Nasdaq will notify the Company that its Preferred Stock will be delisted from the Nasdaq Global Select Market. Nasdaq rules would then permit the Company to appeal any delisting determination by the Nasdaq staff to a Listing Qualifications Panel. The Company does not expect to achieve compliance with the Minimum Market Value Rule and does not intend to appeal a delisting determination with respect to its Preferred Stock.

Note 11. Subsequent Event
On December 7, 2015, the Company received a notification from the Listing Qualifications Department of Nasdaq indicating that the Company's Class A common stock was not in compliance with Markeplace Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because the minimum bid price of the Company's Class A common stock on the Nasdaq Global Select Market closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until June 6, 2016, to regain compliance with the requirements under the Rule. If, at any time before that date the bid price of the Company's Class A common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will notify the Company that it has achieved compliance with the Rule. If the Company does not regain compliance with the Minimum Bid Price Rule prior to the end of the 180 day period, Nasdaq will notify the Company that its Class A common stock will be delisted from the Nasdaq Global Select Market. Nasdaq rules would then permit the Company to appeal any delisting determination by the Nasdaq staff to a Listing Qualifications Panel. The Company intends to actively evaluate and monitor the bid price for its Class A common stock between now and June 6, 2016, and consider implementation of a reverse stock split if its Class A common stock does not trade at a level that regains compliance.

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

•	our ability to attract and secure programming, on-air talent, writers and photographers;

•	inability to obtain (or to obtain timely) necessary approvals for purchase or sale transactions or to complete the transactions for other reasons generally beyond our control;

•	increases in the costs of programming, including on-air talent;

•	fluctuations in the market price of publicly traded and other securities;

•	new or changing regulations of the Federal Communications Commission or other governmental agencies;

•	changes in radio audience measurement methodologies;

•	war, terrorist acts or political instability; and other factors mentioned in other documents filed by the Company with the Securities and Exchange Commission.
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
The following table summarizes the sources of our revenues for the three-month and nine-month periods ended November 30, 2014 and 2015. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. Growth within the Non Traditional category during the nine-month period ended November 30, 2015 mostly relates to increased revenues associated with Summer Jam, our annual hip-hop festival held in New York in June. The category “Other” includes, among other items, revenues related to our TagStation and Digonex businesses, network revenues and barter.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2014	% of Total	2015	% of Total	2014	% of Total	2015	% of Total
	(Dollars in thousands)
Net revenues:
Local	$32,883	52.2%	$31,592	53.0%	$100,192	54.3%	$96,430	53.4%
National	10,836	17.2%	9,680	16.2%	28,392	15.4%	26,575	14.7%
Political	677	1.1%	186	0.3%	1,363	0.7%	468	0.3%
Publication Sales	1,572	2.5%	1,419	2.4%	4,607	2.5%	4,187	2.3%
Non Traditional	5,764	9.2%	5,664	9.5%	19,025	10.3%	21,059	11.7%
LMA Fees	2,583	4.1%	2,582	4.3%	7,749	4.2%	7,748	4.3%
Digital	3,379	5.4%	3,444	5.8%	10,192	5.5%	10,195	5.6%
Other	5,266	8.3%	5,047	8.5%	12,988	7.1%	13,887	7.7%
Total net revenues	$62,960		$59,614		$184,508		$180,549

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. Our radio stations derive a higher percentage of their advertising revenues from local sales than our publishing entities. In the nine-month period ended November 30, 2015, local sales, excluding political revenues, represented approximately 82% and 65% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 60% and 61% of our radio division’s total advertising net revenues for the nine-month periods ended November 30, 2014 and 2015, respectively. The automotive industry was the largest category for our radio division for the nine-month periods ended November 30, 2014 and 2015, representing approximately 12% of our radio net revenues.
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

The Company and the radio industry are leading several initiatives to address these issues. The radio industry is working aggressively to increase the number of smartphones and other wireless devices that contain an enabled FM tuner. Most smartphones currently sold in the United States contain an FM tuner. However, most wireless carriers in the United States have not historically permitted the FM tuner to receive the free over-the-air local radio stations it was designed to receive. Furthermore, in many countries outside the United States, enabled FM tuners are made available to smartphone consumers; consequently, radio listening increases. Activating FM as a feature on smartphones sold in the United States has the potential to increase radio listening and improve perception of the radio industry while offering wireless network providers the benefits of a proven emergency notification system, reduced network congestion from audio streaming services, and a host of new revenue generating applications. Emmis is at the leading edge of this initiative and has developed TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, and NextRadio®, a smartphone application that marries over-the-air FM radio broadcasts with visual and interactive features, as an industry solution to enrich the user experience of listening to free over-the-air radio broadcasts on their FM-enabled smartphones.
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's NextRadio smartphone application in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to serve as a conduit for the radio industry to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. NextRadio LLC collects money from the radio industry and forwards it to Sprint. During the nine months ended November 30, 2014 and 2015, Emmis' funding of NextRadio's payment to Sprint was $0.4 million and $0.3 million, respectively. These amounts are included in station operating expenses in the accompanying condensed consolidated statements of operations. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through November 30, 2015, the NextRadio application had not generated a material amount of revenue.
During the three months ended November 30, 2015, NextRadio LLC remitted $1.4 million of the $3.8 million due to Sprint for the ninth quarterly installment. On December 16, 2015, NextRadio LLC remitted the remaining $2.4 million of the ninth quarterly installment to Sprint. However, the tenth quarterly installment, or $3.8 million, remains outstanding. NextRadio LLC is in discussions with other radio broadcasters and companies involved in the radio industry to fund the remaining amounts due to Sprint.
On July 27, 2015, NextRadio LLC entered into an agreement with AT&T whereby AT&T agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, AT&T will receive a share of certain revenue generated by the NextRadio application. In August 2015, T-Mobile expressed its intent to include FM chip activation in its device specifications. NextRadio LLC and T-Mobile are working together to formalize this business relationship. Beginning in 2016, BLU Products, an American mobile phone manufacturer, will start installing the NextRadio application as the native FM tuner for all its new Android devices. The radio industry continues to work with other leading United States wireless network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones.
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
The results of our radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for approximately 50% of our radio net revenues. Our acquisition of WBLS-FM and WLIB-AM in New York in fiscal 2015 enhanced our ability to adapt to competitive environment shifts in that market, but our single station in the Los Angeles market, KPWR-FM, has less ability to adapt. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates and may be able to realize operating efficiencies by programming multiple stations in these markets. In February 2015, one of our large competitors changed the format of one of its radio stations in the Los Angeles radio market to more directly compete with our radio station in Los Angeles. In addition, the new station hired our former KPWR-FM morning radio host to be its morning radio host. This development in Los Angeles has negatively impacted our financial performance in fiscal 2016 and we expect this to continue into fiscal 2017.
Both the Los Angeles and New York radio markets remain weak, down 1.3% and 3.2%, respectively, for the nine months ended November 30, 2015 as compared to the same period of the prior year, according to Miller Kaplan Arase LLP ("Miller Kaplan"), an independent public accounting firm used by the radio industry to compile revenue information. During the same period, KPWR-FM in Los Angeles lagged the Los Angeles radio market due to the introduction of a new format competitor, as discussed above, while our New York cluster, which includes WQHT-FM, WBLS-FM and WLIB-AM, slightly underperformed the New York radio market.
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

FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of November 30, 2015, we have recorded approximately $226.0 million in goodwill and FCC licenses, which represents approximately 67% of our total assets.
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
We do not amortize goodwill or other indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. When evaluating our radio broadcasting licenses for impairment, the testing is performed at the unit of accounting level as determined by Accounting Standards Codification (“ASC”) Topic 350-30-35. In our case, radio stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA by another broadcaster. Major assumptions involved in the valuation of our FCC licenses include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. A change in one or more of our major assumptions could result in an impairments charge related to our FCC Licenses.
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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.8 million and $0.7 million accrued for employee healthcare claims as of February 28, 2015 and November 30, 2015, respectively. The Company also maintains large deductible programs (ranging from $100 thousand to $250 thousand per occurrence) for workers’ compensation, employment liability, automotive liability and media liability claims.

Results of Operations for the Three-month and Nine-month Periods Ended November 30, 2015, Compared to November 30, 2014
Net revenues:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$44,905	$42,634	$(2,271)	(5.1)%	$137,493	$132,789	$(4,704)	(3.4)%
Publishing	17,906	16,658	(1,248)	(7.0)%	46,697	46,775	78	0.2%
Emerging Technologies	149	322	173	116.1%	318	985	667	209.7%
Total net revenues	$62,960	$59,614	$(3,346)	(5.3)%	$184,508	$180,549	$(3,959)	(2.1)%

Radio net revenues decreased during the three-month and nine-month periods ended November 30, 2015 due to general declines in radio revenues in the markets where we operate radio stations, coupled with a new format competitor for our station in Los Angeles that began directly competing against us in February 2015. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets decreased 2.2% for the nine-month period ended November 30, 2015 as compared to the same period of the prior year. Our gross revenues, as reported to Miller Kaplan, decreased 3.9% for the nine-month period ended November 30, 2015 as compared to the same period of the prior year. For the nine-month period ended November 30, 2015, our performance exceeded the market average in Indianapolis and St. Louis, but we lagged the market average in New York, Los Angeles and Austin. Miller Kaplan does not report gross revenue market data for our Terre Haute market. For the nine-month period ended November 30, 2015, as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was down 2.6%, and our minutes sold were down 1.7%.
Publishing net revenues decreased during the three-month period ended November 30, 2015. Net revenues of our largest magazine, Texas Monthly, were down approximately 13% during the quarter. This weakness aligns with a slowdown we saw in the Austin radio market during the quarter. Publishing net revenues for the nine-month period ended November 30, 2015 were flat as strong performance by the division in general, and Texas Monthly in particular, during the first two quarters were offset by weakness in the third quarter.
Emerging technologies net revenues primarily relates to licensing fees of our TagStation software and pricing services provided by Digonex. We acquired a controlling interest in Digonex in the second quarter of fiscal 2015. TagStation supplements radio broadcasts with visual content (e.g., album art, artist information, etc.) and enhanced ads for display on NextRadio-enabled devices. The increase in emerging technologies net revenues for the three-month period ended November 30, 2015 is mostly due to revenue growth of Digonex. The increase in emerging technologies net revenues for the nine-month period ended November 30, 2015 is due to additional stations that have licensed the TagStation software and Digonex revenues, a portion of which is due to the inclusion of Digonex net revenues in our consolidated results for only a portion of the prior year as Emmis acquired its controlling interest in Digonex on June 16, 2014.

Station operating expenses excluding LMA fees and depreciation and amortization expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding LMA fees and depreciation and amortization expense:
Radio	$28,683	$27,352	$(1,331)	(4.6)%	$87,213	$87,925	$712	0.8%
Publishing	15,005	14,310	(695)	(4.6)%	44,458	43,557	(901)	(2.0)%
Emerging Technologies	1,252	1,992	740	59.1%	2,488	5,449	2,961	119.0%
Total station operating expenses excluding LMA fees and depreciation and amortization expense	$44,940	$43,654	$(1,286)	(2.9)%	$134,159	$136,931	$2,772	2.1%

The decrease in station operating expenses, excluding LMA fees and depreciation and amortization expense, for our radio division for the three-month period ended November 30, 2015 is mostly due to lower variable costs associated with the decline in radio net revenues, coupled with general cost reduction efforts. The increase in station operating expenses, excluding LMA fees and depreciation expense during the nine-month period ended November 30, 2015 is principally due to the following: (1) the nonrecurring nature of certain performance-based royalty income related to the WBLS-FM and WLIB-AM acquisition that was recognized in the prior year, (2) higher ratings expense associated with a long-term agreement with Nielsen signed in the second quarter of the prior fiscal year, (3) increased marketing expenses in Los Angeles to combat a new format competitor, and (4) legal expenses in Los Angeles associated with litigation against our former radio morning show host. These increases in station operating expenses, excluding LMA fees and depreciation and amortization expense are partially offset by lower variable costs associated with the decline in radio net revenues and the general cost reduction efforts discussed above.
Station operating expenses excluding depreciation and amortization expense for publishing decreased during the three-month and nine-month periods ended November 30, 2015 primarily due to lower magazine production costs and, in the case of the three-month period, lower variable costs associated with the decline in publishing net revenues.
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the three-month period ended November 30, 2015 mostly due to increased work on enhancements to TagStation and NextRadio in anticipation of heightened activity as we expect an increase in FM-enabled smartphones in future periods. Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the nine-month period ended November 30, 2015 due to additional NextRadio operating expenses, as previously discussed, and expenses of Digonex, which was acquired in the second quarter of the prior fiscal year and only included in our consolidated results for a portion of the nine months ended November 30, 2014.

Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$3,241	$2,810	$(431)	(13.3)%	$11,472	$10,116	$(1,356)	(11.8)%

Corporate expenses excluding depreciation and amortization expense decreased during the three-month period ended November 30, 2015 mostly due to a decrease in discretionary spending as a result of declining operating income. Corporate expenses excluding depreciation and amortization expense decreased during the nine-month period ended November 30, 2015 mostly due to lower legal fees associated with our preferred stock litigation coupled with reduced discretionary spending.
LMA fees:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
LMA fees	$—	$—	$—	—%	$4,208	$—	$(4,208)	(100.0)%

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
Hungary license litigation and related expenses:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Hungary license litigation and related expenses	$188	$—	$(188)	(100.0)%	$472	$—	$(472)	(100.0)%

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

Depreciation and amortization:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$806	$934	$128	15.9%	$2,315	$2,528	$213	9.2%
Publishing	62	68	6	9.7%	180	192	12	6.7%
Corporate & Emerging Technologies	614	530	(84)	(13.7)%	1,931	1,665	(266)	(13.8)%
Total depreciation and amortization	$1,482	$1,532	$50	3.4%	$4,426	$4,385	$(41)	(0.9)%
The increase in Radio depreciation and amortization expense is mostly related to our prior year acquisition of WBLS-FM and WLIB-AM. The decrease in Corporate & Emerging Technologies is mostly due to certain computer equipment and software becoming fully depreciated in fiscal 2015. This decrease in Corporate and Emerging Technologies depreciation and amortization is partially offset by the amortization of Digonex intangibles, which we began consolidating in June 2014.
Gain on contract settlement:

	For the Three Months Ended November 30,			For the Nine Months Ended November 30,
	2014	2015	$ Change	2014	2015	$ Change
	(As reported, amounts in thousands)
Gain on contract settlement	$—	$—	$—	$2,500	$—	$(2,500)
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

Operating income:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$15,225	$14,348	$(877)	(5.8)%	$45,785	$42,336	$(3,449)	(7.5)%
Publishing	2,839	2,280	(559)	(19.7)%	2,059	3,026	967	47.0%
Corporate & Emerging Technologies	(4,958)	(5,010)	(52)	(1.0)%	(15,573)	(16,245)	(672)	(4.3)%
Total operating income:	$13,106	$11,618	$(1,488)	(11.4)%	$32,271	$29,117	$(3,154)	(9.8)%

Radio operating income decreased in the three-month period ended November 30, 2015 mostly due to lower revenues which are partially offset by lower station operating expenses. Radio operating income decreased in the nine-month period ended November 30, 2015 as a result of the nonrecurring gain on contract settlement, lower revenues and higher station operating expenses. This is partially offset by the elimination of LMA fees, which terminated with the Company's acquisition of WBLS-FM and WLIB-AM in the second fiscal quarter of the prior year.

Publishing operating income decreased during the three-month period ended November 30, 2015 mostly due to net revenue declines of our largest magazine, Texas Monthly. Publishing operating income increased during the nine-month period ended November 30, 2015 mostly due to lower magazine production costs.
Corporate and emerging technologies operating loss was flat for the three-month period ended November 30, 2015. The increase in operating loss for the nine-month period ended November 30, 2015 was mostly due to the losses of Digonex, which was acquired in June 2014 and only consolidated for a portion of the nine-month period in the prior year.
Interest expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(5,395)	$(4,768)	$627	(11.6)%	$(11,873)	$(14,259)	$(2,386)	20.1%

The increase in interest expense is attributable to additional debt incurred to finance our acquisition of WBLS-FM and WLIB-AM in June 2014 and higher interest rates on amounts borrowed. The weighted-average interest rate of debt outstanding under our 2014 Credit Agreement was 7.0% at November 30, 2015. The weighted-average interest rate of debt outstanding under our 2012 Credit Agreement was 4.3% prior to its retirement on June 10, 2014.

Loss on debt extinguishment:

	For the Three Months Ended November 30,			For the Nine Months Ended November 30,
	2014	2015	$ Change	2014	2015	$ Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$—	$—	$—	$(1,455)	$—	$1,455

The loss on debt extinguishment relates to the write-off of unamortized deferred debt issuance costs and original issue discount related to our 2012 Credit Agreement that was retired on June 10, 2014.

Provision for income taxes:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$4,528	$889	$(3,639)	(80.4)%	$9,080	$2,662	$(6,418)	(70.7)%

The Company now records a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. The provision associated with deferred tax liabilities related to indefinite-lived intangibles is estimated to be approximately $3.4 million in the fiscal year ending February 2016.

During the three-month and nine-month periods ended November 30, 2014, the Company was not recording a valuation allowance. Our effective income tax rate for the nine-month period ended November 30, 2014 was 47%, which was higher than our estimated annual effective tax rate of 34% as a discrete tax expense was recorded during the period. This expense related to the effect of increasing our statutory rate by 1% on existing deferred tax liabilities due to changes in state tax laws and changes in our income apportionments as a result of the WBLS-FM and WLIB-AM LMA and related acquisition. This discrete expense is partially offset during the nine months ended November 30, 2014 by a discrete benefit related to the loss on debt extinguishment the Company recorded during the period.

Consolidated net income:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2014	2015	$ Change	% Change	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$3,234	$5,968	$2,734	84.5%	$10,093	$13,041	$2,948	29.2%

Consolidated net income for the three-month and nine-month periods ended November 30, 2015 increased due lower tax expense which was partially offset by lower operating income.

Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our Credit Agreement. Our primary uses of capital during the past few years have been, and are expected to continue to be, strategic acquisitions, capital expenditures, working capital, debt service requirements and the repayment of debt.
At November 30, 2015, we had cash and cash equivalents of $4.3 million and net working capital of $15.0 million. At February 28, 2015, we had cash and cash equivalents of $3.7 million and net working capital of $13.1 million. The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2016 with cash and cash equivalents on hand and projected cash flows from operations. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2016.
In an effort to improve liquidity and provide additional debt covenant compliance cushion, the Company has implemented a series of personnel and non-personnel expense reductions. The Company estimates that these actions will result in approximately $7.5 million of savings in fiscal 2017, as compared to fiscal 2016. Approximately $5.3 million of these savings relates to our radio division, approximately $1.5 million relates to our publishing division, and approximately $0.7 million relates to corporate. These actions were implemented subsequent to November 30, 2015 and resulted in severance charges of approximately $1.3 million.
Effective December 21, 2015, the Company completed a reorganization that allows it to exclude, on a pro forma basis, the operating results of TagStation/NextRadio from Consolidated EBITDA (as defined in the Credit Agreement), a metric used in the calculation of certain of our debt covenants. Furthermore, the assets and stock of TagStation and NextRadio are not collateral under the Credit Agreement.
In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses and goodwill. These impairment charges have had no impact on our liquidity or compliance with debt covenants.
On August 21, 2015, we received a notification from the Listing Qualifications Department of Nasdaq indicating that the Company's Series A preferred stock was not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Minimum Market Value Rule”) because the Market Value of Publicly Held Shares (as defined by Nasdaq) of our Preferred Stock was under $1 million. On December 7, 2015, the Company received a notification from the Listing Qualifications Department of Nasdaq indicating that the Company's Class A common stock was not in compliance with Markeplace Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because the minimum bid price of the Company's Class A common stock on the Nasdaq Global Select Market closed below $1.00 per share for 30 consecutive business days. In accordance with Marketplace Rules 5810(c)(3)(A) and 5810(c)(3)(D), the Company has 180 calendar days, or until February 17, 2016 for our Preferred Stock and June 6, 2016 for our Class A common stock, to regain compliance with the Minimum Market Value Rule and Minimum Bid Price Rule, respectively. During the 180 day period, the Company’s Class A common stock and Preferred Stock will continue to trade on the Nasdaq Global Select Market.
If the Company does not regain compliance prior to the end of the respective 180 day periods, Nasdaq will notify the Company that the applicable security will be delisted from the Nasdaq Global Select Market. Nasdaq rules would then permit the Company to appeal any delisting determination by the Nasdaq staff to a Listing Qualifications Panel. The Company does not expect to achieve timely compliance with the Minimum Market Value Rule and does not expect to appeal a delisting determination with respect to the Preferred Stock. On December 4, 2015, the Company entered into an agreement with the holders of more than 80% of its outstanding Preferred Stock under which the Preferred Stock is to be automatically converted into Class A common stock shortly after the Preferred Stock is delisted. A delisting of our Class A common stock from the Nasdaq Global Select Market could negatively impact us by, among other things, reducing the liquidity and market price of our common stock. The Company intends to actively evaluate and monitor the bid price for its Class A common stock between now and June 6, 2016, and consider implementation of a reverse stock split if its Class A common stock does not trade at a level that regains compliance.
Operating Activities
Cash provided by operating activities was $10.6 million and $16.7 million for the nine months ended November 30, 2014 and 2015, respectively. The increase in cash provided by operating activities is mostly due to additional cash provided by working capital driven by better accounts receivable collections in the current year.
Investing Activities
Cash used in investing activities was $136.4 million and $1.8 million for the nine months ended November 30, 2014 and 2015, respectively. Cash used in investing activities during the nine months ended November 30, 2014 mostly related to the $133.8 million acquisition of WBLS-FM and WLIB-AM in New York. During the nine months ended November 30, 2015, the Company spent approximately $1.9 million on capital expenditures versus $2.6 million in the same period of the prior year. We expect capital expenditures to be approximately $3.7 million in the current fiscal year, compared to $3.5 million in fiscal 2015. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash generated from operating activities and borrowings under our 2014 Credit Agreement.
Financing Activities
Cash provided by financing activities was $124.7 million for the nine months ended November 30, 2014 versus cash used in financing activities of $14.2 million for the nine months ended November 30, 2015. During the nine months ended November 30, 2014, the company refinanced its debt in connection with its acquisition of WBLS-FM and WLIB-AM in New York, resulting in net debt borrowings of $137.6 million during the period. Partially offsetting the net debt borrowings in the prior year were payments of $7.8 million for debt-related costs, $4.0 million for distributions to noncontrolling interests and $1.5 million for tax withholding settlements on stock issued to employees. Cash used in financing activities in the nine months ended November 30, 2015 relates to net repayments of debt of $8.0 million, $4.4 million of distributions paid to noncontrolling interests, $1.1 million of debt-related costs and $0.8 million of tax withholding settlements on stock issued to employees.
As of November 30, 2015, Emmis had $188.7 million of borrowings under the 2014 Credit Agreement, $72.9 million ($66.7 million related to 98.7FM in New York and $6.2 million related to Digonex) of non-recourse debt and $43.3 million of Preferred Stock liquidation preference. Borrowings under the 2014 Credit Agreement bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of November 30, 2015, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 7.0%. The non-recourse debt related to 98.7FM in New York bears interest at 4.1% per annum and the non-recourse debt related to Digonex bears interest at 5.0% per annum.
The debt service requirements of Emmis over the next twelve-month period are expected to be $21.1 million related to our 2014 Credit Agreement, as amended, ($7.9 million of principal repayments and $13.2 million of interest payments) and $7.9 million related to our 98.7FM non-recourse debt ($5.3 million of principal repayments and $2.6 million of interest payments). There are no debt service requirements of our Digonex non-recourse debt until the debt matures in December 2017. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2014 Credit Agreement debt bears interest at variable rates. The Company estimated interest payments for the 2014 Credit Agreement above by using the amounts outstanding under the 2014 Credit Agreement as of November 30, 2015 and the weighted average interest rate as of the same date.
At January 4, 2016, we had $14.0 million available for additional borrowing under our credit agreement. No letters of credit were outstanding. Availability under the credit agreement depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of November 30, 2015. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, the 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.

Intangibles
As of November 30, 2015, approximately 67% of our total assets consisted of FCC broadcast licenses and goodwill, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.
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
On December 4, 2015, Emmis entered into a settlement agreement with the Lock-Up Group to settle any and all remaining issues with respect to the Lawsuit described above. Under the terms of the settlement agreement, (i) the Company is withdrawing its bill of costs with respect to certain reimbursable expenses in the Lawsuit; (ii) the Company agreed to submit to a vote of its shareholders, and the Lock-Up Group and Jeffrey H. Smulyan agreed to vote in favor of, an amendment to Exhibit A to the Company’s Second Amended and Restated Articles of Incorporation (the “Terms”) to amend the terms of the Company’s Series A Non-Cumulative Convertible Preferred Stock (the “Preferred Stock”) to (A) change the voluntary conversion ratio to permit holders of Preferred Stock to convert their shares of Preferred Stock into Class A Common Stock at a ratio of 2.80 shares of the Company’s Class A Common Stock for each share of Preferred Stock, and (B) provide that all shares of Preferred Stock shall automatically convert into shares of Class A Common Stock at a ratio of 2.80 shares of Class A Common Stock for each share of Preferred Stock on the fifth business day after the delisting of the Preferred Stock by The NASDAQ Stock Market LLC ("Nasdaq"); and (iii) both the Company and the Lock-Up Group will release each other from claims related to the Lawsuit. Under the current Terms, the Preferred Stock is voluntarily convertible into shares of Class A Common Stock at a ratio of 2.44 shares of Class A Common Stock for each class of Preferred Stock, and there is no provision for mandatory conversion. Additionally, the Preferred Stock is subject to a deficiency notice from Nasdaq and is expected to be delisted after February 17, 2016 assuming the Preferred Stock continues to not meet the Nasdaq standards for continued listing. The value associated with the increase to the conversion ratio will be accounted for upon the effective date of the amendment to the Terms, which is expected to occur during the quarter ending February 29, 2016, and is expected to result in a decrease of approximately $0.2 million to earnings available to common shareholders.
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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of November 30, 2015 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
Please refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended February 28, 2015 for information regarding known material risks that could affect our results of operations, financial condition and liquidity. These known risks have not changed materially, except as described below. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in future periods.
Our stock may cease to be listed on the National Association of Securities Dealers Automated Quotation (Nasdaq) Global Select Market.
Our Class A common stock and our Series A preferred stock are currently listed on the Nasdaq Global Select Market under the symbols “EMMS” and "EMMSP," respectively. On August 21, 2015, we received a notification from the Listing

Qualifications Department of Nasdaq indicating that our Preferred Stock was not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Minimum Market Value Rule”) because the Market Value of Publicly Held Shares (as defined by Nasdaq, "MVPHS") of our Preferred Stock was under $1 million. On December 7, 2015, we received a notification from the Listing Qualifications Department of Nasdaq indicating that our Class A common stock was not in compliance with Markeplace Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because the minimum bid price of our Class A common stock on the Nasdaq Global Select Market closed below $1.00 per share for 30 consecutive business days.
In accordance with Marketplace Rules 5810(c)(3)(A) and 5810(c)(3)(D), the Company has 180 calendar days, or until February 17, 2016 for our Preferred Stock and June 6, 2016 for our Class A common stock, to regain compliance with the Minimum Market Value Rule and Minimum Bid Price Rule, respectively. During the 180 day period, the Class A common stock and Preferred Stock will continue to trade on the Nasdaq Global Select Market.
If the Company does not regain compliance prior to the end of the respective 180 day periods, Nasdaq will notify us that the applicable security will be delisted from the Nasdaq Global Select Market. Nasdaq rules would then permit us to appeal any delisting determination by the Nasdaq staff to a Listing Qualifications Panel. A delisting of our Preferred Stock is currently expected and, upon its occurrence, assuming certain proposed amendments to the terms of the Preferred Stock are duly adopted by shareholders at a special meeting to be held February 17, 2016, will result in the automatic conversion of the Preferred Stock into Class A common stock at a conversion ratio of 2.80 shares of Class A common stock for each share of Preferred Stock. A delisting of our Class A common stock from the Nasdaq Global Select Market could negatively impact us by, among other things, reducing the liquidity and market price of our common stock. There can be no assurance that we will be able to comply with the Minimum Bid Price Rule, or any other requirement in the future.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended November 30, 2015, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended November 30, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
September 1, 2015 - September 30, 2015	68,459	$1.29	—	$—
October 1, 2015 - October 31, 2015	117,431	$1.15	—	$—
November 1, 2015 - November 30, 2015	93,793	$0.95	—	$—
	279,683		—

Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective September 4, 2012		10-Q	8/31/2012	3.1	10/11/2012
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: January 7, 2016	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and Treasurer