Form 10-K
period 2016-02-29
EMMIS COMMUNICATIONS CORP
filed 2016-05-05
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the Fiscal Year Ended February 29, 2016

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $45,392,000.
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of April 29, 2016, was:
43,902,275         Class A Common Shares, $.01 par value
4,569,464        Class B Common Shares, $.01 par value
0          Class C Common Shares, $.01 par value
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2016 Annual Meeting of Shareholders expected to be filed within 120 days	Part III

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
FORM 10-K

CERTAIN DEFINITIONS
Unless the context requires otherwise, all references in this report to “Emmis,” “the Company,” “we,” “our,” “us,” and similar terms refer to Emmis Communications Corporation and its consolidated subsidiaries.
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
Actual results or events could differ materially from the plans, intentions or expectations disclosed in the forward-looking statements we make. We have included important facts in various cautionary statements in this report that we believe could cause our actual results to differ materially from forward-looking statements that we make. These include, but are not limited to, the factors described in Part I, Item 1A, “Risk Factors.”
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
Extend the reach and relevance of our local brands through digital platforms
In recent years, we have placed substantial emphasis on enhancing the distribution of our content through digital platforms, such as the Internet and smartphones. We believe these digital platforms offer excellent opportunities to further enhance the relationships we have with our audiences by allowing them to consume and share our content in new ways and providing us with new distribution channels for one-to-one communication with them.
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
Enhance the efficiency of our operations
We believe it is essential that we operate our businesses as efficiently as possible. In response to recent trends, we implemented a series of aggressive restructurings and cost cuts. We have also invested in common technology platforms across all of our radio and publishing entities to help further standardize our business processes.
Effectively deploy technology to enhance the value of our media assets
We continue to seek innovative ways to combine or enhance our scalable, low cost radio distribution system with digital systems like HD Radio® and wireless broadband, as well as to enhance radio’s future through advances like TagStation and NextRadio.

RADIO STATIONS
In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA/Kelsey’s Media Access Pro database as of March 29, 2016. “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the March 2016 Nielsen Audio, Inc. ("Nielsen") Portable People Meter results or, in the case of our Terre Haute stations, based on the Fall 2015 Nielsen Survey. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Nielsen.

STATION AND MARKET	MARKET RANK BY REVENUE	FORMAT	PRIMARY DEMOGRAPHIC TARGET AGES	RANKING IN PRIMARY DEMOGRAPHIC TARGET	STATION AUDIENCE SHARE
Los Angeles, CA	1
KPWR-FM		Hip-Hop	18-34	4	5.0
New York, NY [1]	2
WQHT-FM		Hip-Hop	18-34	5	6.9
WBLS-FM		Urban Adult Contemporary	25-54	5	5.2
WLIB-AM		Urban Gospel	25-54	38t	0.4
St. Louis, MO	21
KPNT-FM		Alternative Rock	18-34	1	14.8
KSHE-FM		Album Oriented Rock	25-54	2	9.9
KNOU-FM		Contemporary Hit Radio	18-34	4t	5.8
KFTK-FM		Talk	25-54	12t	4.0
Austin, TX	31
KLBJ-AM		News/Talk	25-54	16t	2.5
KLZT-FM		Mexican Regional	18-34	7t	5.0
KBPA-FM		Adult Hits	25-54	1	9.1
KLBJ-FM		Album Oriented Rock	25-54	4	6.1
KGSR-FM		Adult Album Alternative	25-54	15	2.6
KROX-FM		Alternative Rock	18-34	1	8.0
Indianapolis, IN	38
WFNI-AM		Sports Talk	25-54	13	3.8
WYXB-FM		Soft Adult Contemporary	25-54	2	7.6
WLHK-FM		Country	25-54	5	6.1
WIBC-FM		News/Talk	35-64	12	4.0
Terre Haute, IN	229
WTHI-FM		Country	25-54	2	13.8
WFNF-AM		Sports Talk	25-54	11t	1.1
WFNB-FM		Adult Hits	25-54	9t	2.1
WWVR-FM		Classic Rock	25-54	3	8.5
1 Our fourth owned station in New York, WEPN-FM, is being operated pursuant to an LMA. Under the terms of the LMA, New York AM Radio LLC, a subsidiary of Disney Enterprises, Inc., provides the programming for the station and sells all advertising within that programming. Emmis continues to own and operate WEPN-FM.
In addition to our other radio broadcasting operations, we own and operate Network Indiana, a radio network that provides news and other programming to 60 affiliated radio stations in Indiana.

PUBLISHING OPERATIONS
We publish the following magazines:

Monthly
Total Circulation[1]
Texas Monthly	297,574
Los Angeles	138,046
Atlanta	71,048
Orange Coast	52,750
Indianapolis Monthly	40,137
Cincinnati	36,533
1 Source: Publisher’s Statement subject to audit by the Alliance for Audited Media (as of December 31, 2015) or Circulation Verification Council (as of March 31, 2016)
NEW TECHNOLOGIES
We believe that the growth of new technologies present not only a challenge, but an opportunity for broadcasters and publishers. The primary challenge is increased competition for the time and attention of our listeners and readers. The opportunity is to further enhance the relationships we already have with our listeners and readers by expanding products and services offered by our stations and magazines and to increase distribution to portable devices like smartphones and tablets.
COMMUNITY INVOLVEMENT
We believe that to be successful, we must be integrally involved in the communities we serve. We see ourselves as community partners. To that end, each of our stations and magazines participates in many community programs, fundraisers and activities that benefit a wide variety of causes. Charitable organizations that have been the beneficiaries of our contributions, marathons, walkathons, concerts, fairs and festivals include, among others, The Salvation Army, Wish for Heroes, Habitat for Humanity, United Way, Juvenile Diabetes Research Foundation, Make-A-Wish Foundation, March of Dimes, Homeboy Industries, Los Angeles Unified School District, American Red Cross, St. Jude, and the Harlem Chamber of Commerce.
The National Association of Broadcasters Education Foundation (“NABEF”) has honored us with the Hubbard Award, honoring a broadcaster “for extraordinary involvement in serving the community.” Emmis was the second broadcaster to receive this prestigious honor, after the Hubbard family, for which the award is named. The NABEF also recognized Emmis’ WQHT-FM in New York for its outreach after Hurricane Sandy, both for the news coverage it provided and the relief efforts it organized in the weeks after the storm. WIBC-FM was nominated for a national Crystal Award from the National Association of Broadcasters for our efforts in the community in 2014 and in 2016.
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
Although the broadcasting industry is highly competitive, barriers to entry exist. The operation of a broadcasting station in the United States requires a license from the FCC. Also, the number of stations that can operate in a given market is limited by the availability of the frequencies that the FCC will license in that market, as well as by the FCC’s multiple ownership rules regulating the number of stations that may be owned or controlled by a single entity, and cross ownership rules which limit the types of media properties in any given market that can be owned by the same person or company.
ADVERTISING SALES
Our stations and magazines derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 29, 2016, approximately 17% of our total advertising revenues were derived from national sales, and 83% were derived from local sales. For the year ended February 29, 2016, our publishing entities derived a higher percentage of their advertising revenues from local and regional sales (85%) than our radio stations (83%).
EMPLOYEES
As of February 29, 2016, Emmis had approximately 750 full-time employees and approximately 335 part-time employees. Approximately 35 employees are represented by unions at our various radio stations. We consider relations with our employees to be good.
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
LICENSE RENEWAL. Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. The following table sets forth our FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain (for our FM stations only), power and frequency of all owned stations as of February 29, 2016:

				Expiration Date of License[1]		Height Above Average Terrain (in feet)	Power (in Kilowatts)
Radio Market	Stations	City of License	Frequency		FCC Class
Los Angeles, CA	KPWR-FM	Los Angeles, CA	105.9	December 2021	B	3,035	25
New York, NY	WQHT-FM	New York, NY	97.1	June 2022	B	1,339	6.7
	WBLS-FM	New York, NY	107.5	June 2022	B	1,362	4.2
	WLIB-AM	New York, NY	1190	June 2022	B	N/A	10 D / 30 N
	WEPN-FM	New York, NY	98.7	June 2022	B	1,362	6
St. Louis, MO	KFTK-FM	Florissant, MO	97.1	February 2021	C1	561	100
	KNOU-FM	St. Louis, MO	96.3	February 2021	C1	1,014	92
	KPNT-FM	Collinsville, IL	105.7	December 2020	C1	835	54
	KSHE-FM	Crestwood, MO	94.7	February 2021	C0	1,014	100
Austin, TX	KBPA-FM	San Marcos, TX	103.5	August 2021	C0	1,257	100
	KGSR-FM	Cedar Park, TX	93.3	August 2021	C	1,926	100
	KLZT-FM	Bastrop, TX	107.1	August 2021	C2	499	49
	KLBJ-AM	Austin, TX	590	August 2021	B	N/A	5 D / 1 N
	KLBJ-FM	Austin, TX	93.7	August 2021	C	1,050	97
	KROX-FM	Buda, TX	101.5	August 2021	C2	847	12.5
Indianapolis, IN	WFNI-AM	Indianapolis, IN	1070	August 2020	B	N/A	50 D / 10 N
	WLHK-FM	Shelbyville, IN	97.1	August 2020	B	732	23
	WIBC-FM	Indianapolis, IN	93.1	August 2020	B	991	13.5
	WYXB-FM	Indianapolis, IN	105.7	August 2020	B	492	50
Terre Haute, IN	WTHI-FM	Terre Haute, IN	99.9	August 2020	B	489	50
	WWVR-FM	West Terre Haute, IN	105.5	August 2020	A	295	3.3
	WFNB-FM	Brazil, IN	92.7	August 2020	A	299	6
	WFNF-AM	Brazil, IN	1130	August 2020	D	N/A	0.5 D / 0.02 N
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
For purposes of applying these numerical limits, the FCC has also adopted rules with respect to (i) so-called local marketing agreements, or “LMAs,” by which the licensee of one radio station provides programming for another licensee’s radio station in the same market and sells all of the advertising within that programming and (ii) so-called joint sale agreements, or “JSAs,” by which the licensee of one station sells the advertising time on another station in the market. Under these rules, an entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% of the advertising time, on another radio station in the same market pursuant to an LMA or JSA is generally required to count the station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming to another station under an LMA, or sell advertising on another station pursuant to a JSA, if we could not acquire that station under the local radio ownership rule. In the 2010 and 2014 quadrennial reviews, the FCC has also sought comment on whether to expand the categories of agreements that are considered for purposes of evaluating compliance with the ownership rules to include other types of agreements such as “shared services agreements” and/or “local news service” agreements.
On April 26, 2012, a subsidiary of Emmis entered into an LMA with New York AM Radio, LLC pursuant to which, commencing April 30, 2012, it began purchasing from Emmis the right to provide programming on radio station WEPN-FM, 98.7 FM, New York, NY until August 31, 2024, subject to certain conditions. Disney Enterprises, Inc., the parent company of New York AM Radio, LLC, has guaranteed the obligations under the LMA. Emmis’ subsidiary will retain ownership of the 98.7 FM FCC license during the term of the LMA and received an annual fee of $8.4 million for the first year of the term under the LMA, which fee increases by 3.5% each year thereafter until the LMA’s termination.
Although the FCC’s quadrennial review decisions have not changed the numerical caps under the local radio rule, the FCC adjusted the rule in June 2003 by deciding that both commercial and noncommercial stations could be counted in determining the number of stations in a radio market. The decision also altered the definition of the relevant local market for purposes of the rule. The FCC “grandfathered” existing station “clusters” not in compliance with the numerical caps as calculated pursuant to the new market definition, but provided that they could be sold intact only to small businesses meeting certain requirements. In December 2007, the FCC expanded this policy to allow an owner to sell a grandfathered station cluster to any buyer, so long as the buyer committed to file, within 12 months, an application with the FCC to transfer the excess station(s) to an eligible small business or to a trust for ultimate sale to such an entity. Subsequently, however, the Third Circuit vacated the FCC’s selected definition of small businesses eligible to purchase clusters that exceed the numerical limits. The change in market definition appears to impact the Austin, Texas market, such that we exceed the numerical cap for FM stations. If we chose to sell our Austin cluster of stations, we would likely therefore have to “spin off” one FM station to a separate buyer. The FCC has proposed to retain intact its local radio ownership rule, and has sought comment on whether to retain intact its previous definition of eligible small businesses or to adopt one of several alternatives, in its most recent quadrennial reviews.
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

•
equity and/or debt interests which, in the aggregate, exceed 33% of the total asset value of a station or other media entity (the “equity/debt plus policy”), if the interest holder supplies more than 15% of the station’s total weekly programming (usually pursuant to a time brokerage, local marketing or network affiliation agreement) or is a same-market media entity (i.e., broadcast company or newspaper). In December 2007, the FCC increased these limits under certain circumstances where the equity and/or debt interests are in a small business meeting certain requirements. Subsequently, however, the Third Circuit vacated the FCC’s definition of small businesses eligible to take advantage of the increased limits. The FCC has sought comment on whether to retain intact its previous definition of eligible small businesses or to adopt one of several alternatives, in its most recent quadrennial reviews.

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
ALIEN OWNERSHIP. Under the Communications Act, no FCC license may be held by a corporation if more than one-fifth of its capital stock is owned or voted by aliens or their representatives, a foreign government or representative thereof, or an entity organized under the laws of a foreign country (collectively, “Non-U.S. Persons”). Furthermore, the Communications Act provides that no FCC license may be granted to an entity directly or indirectly controlled by another entity of which more than one-fourth of its capital stock is owned or voted by Non-U.S. Persons if the FCC finds that the public interest will be served by the denial of such license. The FCC staff had interpreted this provision to require an affirmative public interest finding to permit the grant or holding of a license, and had made such a finding only in limited circumstances. In November 2013 the FCC clarified that it would accept requests to allow foreign investment above 25% in broadcast holding companies, and that it would evaluate those requests on a case-by-case basis to determine whether the requesting party had provided a sufficient public interest showing. In October 2015, the FCC proposed rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit in broadcast licensees. The FCC also sought comment on related matters, including revisions to the methodology that broadcasters may use to assess their compliance with the 25% limit. The foregoing restrictions on alien ownership apply in modified form to other types of business organizations, including partnerships and limited liability companies. In addition, an LMA with a foreign owned company is not prohibited as long as the non-foreign holder of the FCC license continues to control and operate the station. Our Second Amended and Restated Articles of Incorporation and Second Amended and Restated Code of By-Laws authorize the Board of Directors to prohibit such restricted alien ownership, voting or transfer of capital stock as would cause Emmis to violate the Communications Act or FCC regulations.
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
Emmis acquired WBLS and WLIB from a subsidiary of YMF Media (“YMF”), which itself had acquired those stations from a subsidiary of Inner City Broadcasting. Several individuals filed petitions to deny the application requesting FCC approval of the assignment of the stations’ licenses from Inner City to YMF, which the Media Bureau denied. Several petitioners filed an application for review of the Media Bureau decision, which the Commission denied. These petitioners appealed the Commission’s decision to the United States Court of Appeals for the D.C. Circuit. The D.C. Circuit dismissed the case, but the petitioners may still appeal to the United States Supreme Court. No party challenged the subsequent assignment of the stations’ licenses from YMF to Emmis, and the time for filing any such challenges has expired. However, in March 2015, one party filed a lawsuit in the Federal District Court of New York challenging the transfer of the assets of WBLS-FM and WLIB-AM from Inner City to YMF, and claimed that Emmis had exerted undue influence in securing the FCC's consent to the transfer of the FCC licenses of WBLS-FM and WLIB-AM from YMF to Emmis. An amended complaint was filed in February 2016. Although both cases remain pending, Emmis believes the claims presented lack merit.
PROGRAMMING AND OPERATION. The Communications Act requires broadcasters to serve the “public interest.” Beginning in the late 1970s, the FCC gradually relaxed or eliminated many of the more formalized procedures it had developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, licensees are still required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness.
Federal law prohibits the broadcast of obscene material at any time and the broadcast of indecent material during specified time periods; these prohibitions are subject to enforcement by the FCC and carry fines of up to $325,000 per violation. The company has received, and may receive in the future, letters of inquiry or other notifications concerning alleged violations of the indecency rules at certain of its stations. We cannot predict the outcome of any indecency complaint proceeding or investigation or the extent or nature of future FCC enforcement actions.
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
Federal law also imposes sponsorship identification (or “payola”) requirements, which mandate the disclosure of information concerning programming that is paid for by third parties. The company has received, and may receive in the future, letters of inquiry or other notifications concerning alleged violations of the sponsorship identification rules at certain of its stations. We cannot predict the outcome of any sponsorship identification complaint proceeding or investigation or the extent or nature of future FCC enforcement actions.

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
ADDITIONAL DEVELOPMENTS AND PROPOSED CHANGES. The FCC has adopted rules implementing a low power FM (“LPFM”) service, and approximately 800 such stations are in operation. In November 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently-authorized full-service stations. Congress then passed legislation eliminating certain minimum distance separation requirements between full-power and LPFM stations, thereby reducing the interference protection afforded to FM stations. As required by the legislation, the FCC in January 2012 submitted a report to Congress indicating that the results of a statutorily mandated economic study indicated that, on the whole, LPFM stations do not currently have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations. In March 2012, the FCC modified its rules to permit the processing of additional LPFM applications and to implement the legislative requirements regarding interference protection. The FCC opened a window for the filing of applications seeking authority to construct or make major changes to LPFM facilities which extended from October 15 through November 14, 2013, and in which it received more than 2,800 LPFM applications. The FCC continues to process the applications submitted during the window and, despite the findings of the March 2012 FCC study, we cannot predict whether any LPFM stations will actually interfere with the coverage of our radio stations.
In June 2009, the FCC adopted rules that allow an AM radio station to use currently authorized FM translator stations to retransmit the AM station’s programming within the AM station’s authorized service area. In October 2015, the FCC issued an Order that adopted a two-stage process for AM radio stations to acquire additional FM translators, which began in early 2016 and is expected to conclude in 2017. The FCC also adopted certain changes to its rules that govern AM radio stations, and sought comment on additional changes to those rules. The October 2015 proceeding remains pending.
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
In October 2002, the FCC issued an order selecting a technical standard for terrestrial digital audio broadcasting (“DAB,” also known as high definition radio or “HD Radio”). The in-band, on-channel (“IBOC”) technology chosen by the agency allows AM and FM radio broadcasters to introduce digital operations and permits existing stations to operate on their current frequencies in either full analog mode, full digital mode, or a combination of both (at reduced power). In March 2005, the FCC announced that, pending adoption of final rules, it would allow stations on an interim basis to broadcast multiple digital channels. In March 2007, the FCC adopted service rules for HD Radio®. Significantly, the FCC decided to allow FM stations to broadcast digital multicast streams without seeking prior FCC authority, to provide datacasting services, to lease excess digital capacity to third parties, and to offer subscription services pursuant to requests for experimental authority. Under the new rules, FM stations may operate in the “extended hybrid mode,” which provides more flexibility for multicasting and datacasting services; and may use separate analog and digital antennas without seeking prior FCC authority. FM translators, FM boosters and low power FM stations may also broadcast digitally where feasible, and AM stations may now operate digitally during nighttime hours. The new rules mandate that broadcasters offering digital service provide at least one free over-the-air signal comparable in quality to their analog signal and that they simulcast their analog programming on their main digital stream, and prohibit broadcasters from operating exclusively in digital. The FCC declined either to set any mandatory deadline for broadcasters to convert to digital operations or to impose additional public interest obligations (beyond those that already apply to analog broadcasters) on digital broadcasters. The FCC did, however, adopt a Further Notice of Proposed Rulemaking seeking comment on (among other things) whether additional public interest obligations are necessary, including consideration of a requirement that radio stations report their public service programming in detail on a standardized form and post that form and all other contents of their public inspection files on the station’s website. The FCC subsequently imposed an online public file requirement on television stations and, in January 2016, announced that it would extend that requirement to radio stations. In January 2010, the FCC revised its DAB service rules to allow FM DAB stations to increase the permitted power levels of DAB transmissions. In September 2008, shortly after approving the Sirius-XM merger, the FCC sought comment on whether it should mandate the inclusion of HD Radio® features in satellite radio receivers. That proceeding remains pending, and we cannot predict its outcome or the impact that a decision might have on our business.
In order to broadcast musical compositions or to stream them over the Internet, Emmis must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers). These copyright owners often rely on organizations known as performing rights organizations, which negotiate licenses with copyright users for the public performance of their compositions, collect royalties, and distribute them to copyright owners. The three major performing rights organizations, from which Emmis has licenses and to which Emmis pays royalties, are the American Society of Composers, Authors, and Publishers, Broadcast Music, Inc., and SESAC, Inc.. These rates are set periodically and are often negotiated by organizations acting on behalf of broadcasters. They may increase in the future. It also is possible that songwriters or publishers may disassociate with these performing rights organizations, or that additional such organizations could emerge in the future. One new organization has been formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other organizations. If a significant number of musical composition copyright owners withdraw from the established performing rights organizations, or if new performing rights organizations form to license compositions that are not already licensed, Emmis’ royalty rates or negotiation costs could increase.
In order to stream music over the Internet, Emmis must also obtain licenses and pay royalties to the owners of copyrights in sound recordings (typically, artists and record companies). These royalties are in addition to royalties for Internet streaming that must also be paid to performance rights organizations. For the license period 2006-2015, Emmis has been paying royalty rates for non-interactive Internet streaming of sound recordings in accordance with a settlement agreement reached in February 2009 between the National Association of Broadcasters (“NAB”) and SoundExchange (the entity that represents the recording industry and receives royalty payments from webcasters). On March 9, 2011, the Copyright Royalty Board (“CRB”) published statutory royalty rates and terms for non-interactive Internet streaming of sound recordings for 2011-2015. The rates published by the CRB do not apply to services, like Emmis’ Internet streaming services, that are governed by the NAB-SoundExchange settlement. For radio broadcasters, however, the CRB modeled the statutory rates after the rates agreed to in the settlement; both sets of rates increase from 0.17 cent per listener per song in 2011 to 0.25 cent per listener per song in 2015. The CRB has recently completed its proceeding to set rates for the 2016-2020 license period. The CRB set a rate during this period for performances by non-subscription noninteractive services of 0.17 cent per listener per song, and a rate for noninteractive subscription services of 0.22 cent per listener per song. Both rates are subject to changes that mirror changes in the Consumer Price Index. We expect SoundExchange to appeal the CRB’s decision, and we cannot predict the outcome of that appeal.
In addition, lawsuits have been filed under various state laws challenging the right of digital audio transmission services and broadcasters to publicly perform or reproduce sound recordings fixed prior to February 15, 1972 (“pre-1972 sound recordings”) without a license. Such sound recordings currently are exempt from federal copyright protection. The 1976 Copyright Act provides that pre-1972 sound recordings may be the subject of state copyright protection until 2067. As a result, there are various protections of pre-1972 sound recordings in place across various states, and the scope of protections and of exceptions and limitations to those protections varies from state to state. Moreover, the existence or scope of any public performance right in pre-1972 sound recordings is unclear. In 2014, courts in California and New York issued decisions in favor of the putative copyright owners against a digital transmission service. In 2015, a court in Florida ruled in favor of the digital transmission service, holding that no state public performance right exists under Florida law. The U.S. Court of Appeals for the Second Circuit (in New York) recently heard an appeal of the New York decision and has asked the New York State Court of Appeals to officially advise on the issue. We expect these other cases to be appealed. If appellate courts affirm these rulings and the decisions are interpreted to apply to radio broadcasting or Internet streaming, this could impede Emmis’ ability to broadcast and/or stream pre-1972 sound recordings and/or increase its costs.
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
Radio revenues in the markets in which we operate have been challenged and may remain so.
Radio revenues in the markets in which we operate have lagged the growth of the general United States economy. Our market revenues, as measured by the accounting firm Miller Kaplan Arase LLP ("Miller Kaplan"), during the years ended February 2014, 2015 and 2016 were up 2.7%, down 3.7% and down 1.5%, respectively. During this same period, the U.S. Bureau of Economic Analysis reports that U.S. GDP growth has been 3% to 4% each year. Our results of operations could be negatively impacted if radio revenue performance in the markets in which we operate continues to lag general United States economic growth.
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
From time to time, other stations may change their format or programming, a new station may adopt a format to compete directly with our stations for audiences and advertisers, or stations might engage in aggressive promotional campaigns. These tactics could result in lower ratings and advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Any failure by us to respond, or to respond as quickly as our competitors, could also have an adverse effect on our business and financial performance. In February 2015, one of our large competitors changed the format of one of its radio stations in the Los Angeles radio market to more directly compete with our radio station in Los Angeles. This development in Los Angeles negatively impacted our financial performance in fiscal 2016. We expect this to continue in fiscal 2017 and possibly in succeeding years.
Because of the competitive factors we face, we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue.
Our radio operations are heavily concentrated in the New York and Los Angeles markets.
Our radio operations in New York and Los Angeles, including the LMA fee we receive from a subsidiary of Disney, accounted for approximately 50% of our radio revenues in fiscal 2016. Our results from operations can be materially affected by decreased ratings or resulting revenues in either one of these markets.
Our radio operations lack the scale of some of our competitors, especially in the New York and Los Angeles markets.
We currently own one station in Los Angeles and four stations in New York, one of which is being programmed by another broadcaster under the terms of an LMA. Some of our competitors in these markets have larger clusters of radio stations. Our competitors may be able to leverage their market share to extract a greater percentage of available advertising revenues in these markets and may be able to realize operating efficiencies by programming multiple stations in a market. Also, given the reliance on urban formats in each of these markets, our results from operations can be materially affected by additional urban format competition by our competitors.
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
The radio broadcasting industry is subject to rapid technological changes, evolving industry standards and the emergence of competition from new technologies and services. We cannot assure that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various media technologies and services that have been developed or introduced include:

•	satellite-delivered digital audio radio service, which has resulted in subscriber-based satellite radio services with numerous niche formats;

•	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

•	personal digital audio devices (e.g., audio via Wi-Fi, smartphones, iPods®, iPhones®, WiMAX, the Internet and MP3 players);

•	HD Radio®, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low-power FM radio, which could result in additional FM radio broadcast outlets, including additional low-power FM radio signals authorized in December 2010 under the Local Community Radio Act.
New media has resulted in fragmentation in the advertising market, but we cannot predict the impact that additional competition arising from new technologies may have on the radio broadcasting industry or on our financial condition and results of operations. We also cannot ensure that our investments in HD Radio®, TagStation®, NextRadio® and other technologies will produce the desired returns.
Programmatic buying, which enables an advertiser to purchase advertising inventory through an exchange or other service and bypass the traditional personal sales relationship, has become widely adopted in the purchase of digital advertising and is an emerging trend in the radio industry. We cannot predict the impact programmatic buying may have on the radio industry or our financial condition and results of operations.
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
In 2003, we acquired a controlling interest in five FM stations and one AM station in the Austin, Texas market. Under ownership regulations released after the date of our acquisition, it appears that we would be permitted to own or control only four FM stations in the Austin market (ownership of one AM station would continue to be allowed). The new rules do not require divestiture of existing non-conforming station combinations, but do provide that such clusters may be transferred only to defined small business entities or to buyers that commit to selling any excess stations to such entities within one year. Consequently, if we wish to sell our interest in the Austin stations, we will likely have to either sell to an entity that meets those FCC requirements or exclude at least one FM station from the transaction.
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
Our radio stations employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective broadcast areas. These on-air personalities are sometimes significantly responsible for the ranking of a station and, thus, the ability of the station to sell advertising. In the first quarter of calendar 2015, a competitor hired our morning radio host in Los Angeles to host a morning show on a station that had changed its format to directly compete with us. The loss of our morning radio host in Los Angeles and the addition of a direct format competitor negatively impacted our financial performance in fiscal 2016. We expect this impact to continue in fiscal 2017 and possibly in succeeding years. Other key individuals may not remain with our radio stations and we may not retain their audiences.
Impairment losses related to our intangible assets have reduced our earnings.
We have reported significant net losses in our consolidated statement of operations in the past as a result of recording noncash impairment charges, mostly related to FCC licenses and goodwill. During the years ended February 2015 and 2016, we incurred impairment losses of $67.9 million and $9.5 million, respectively. As of February 29, 2016, our FCC licenses and goodwill comprise 69% of our total assets. If events occur or circumstances change that would reduce the fair value of the FCC licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods.
Future operation of our business may require significant additional capital.
The continued development, growth and operation of our businesses may require substantial capital. In particular, additional acquisitions may require large amounts of capital. We intend to fund our growth, including acquisitions, if any, with cash generated from operations, borrowings under our Credit Agreement dated June 10, 2014 (the “2014 Credit Agreement”), as amended, and proceeds from future issuances of debt and equity, both public and private. Currently, the 2014 Credit Agreement substantially limits our ability to make acquisitions. Our ability to raise additional debt or equity financing is subject to market conditions, our financial condition and other factors. If we cannot obtain financing on acceptable terms when needed, our results of operations and financial condition could be adversely impacted.
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
In February 2016, the Financial Accounting Standards Board released Accounting Standards Update 2016-02, Leases (Topic 842) ("ASU 2016-02"). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.
As of February 29, 2016, we had operating lease commitments of approximately $55.9 million. These leases are classified as operating leases and disclosed in Note 11 to our accompanying consolidated financial statements. Currently, operating leases are classified as off-balance sheet transactions and only the current year operating lease expense is accounted for in the consolidated statements of operations as rent expense. All of our leases, which have been classified as operating leases, require us to make certain estimates at the inception of the lease in order to determine whether the lease is operating or capital. ASU 2016-02 requires that substantially all operating leases be recognized as assets (the right to use the leased property) and liabilities (the present value of future lease payments). This guidance will be effective for the Company as of March 1, 2019 and requires a modified retrospective implementation. When adopted, ASU 2016-02 will result in an increase in the assets and liabilities reflected on our consolidated balance sheets.
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
We have a significant amount of indebtedness. At February 29, 2016, our total indebtedness was $256.4 million, consisting of $184.8 million under our 2014 Credit Agreement, $65.4 million of 98.7FM nonrecourse debt and $6.2 million of other long-term debt. The Company expects that proceeds from the LMA in New York with a subsidiary of Disney will be sufficient to pay all debt service related to the 98.7FM nonrecourse debt. Our shareholders’ deficit was $52.5 million. Our substantial indebtedness could have important consequences to investors. For example, it could:

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
Our 2014 Credit Agreement, as amended, requires us to repay $9.3 million of our term notes in fiscal 2017 and annually thereafter until maturity in addition to periodic interest payments. Our ability to make payments on our indebtedness and to fund capital expenditures will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our businesses might not generate sufficient cash flow from operations. We might not be able to complete future offerings, and future borrowings might not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Risks Related to our Common Stock:
One shareholder controls a majority of the voting power of our common stock, and his interest may conflict with those of other shareholders.
As of April 29, 2016, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey H. Smulyan, beneficially owned shares representing approximately 51.9% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13d-3 of the Exchange Act. He therefore is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of directors.
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
Our Class A common stock is currently listed on the National Association of Securities Dealers Automated Quotation ("Nasdaq") Global Select Market under the symbol “EMMS.” The market price of our Class A common stock and our trading volume have been subject to fluctuations since our initial public offering in 1994. Accordingly, the market price of our Class A common stock could experience volatility, regardless of our operating performance.

Our Class A common stock may cease to be listed on the Nasdaq Global Select Market.
Our Class A common stock is currently listed on the Nasdaq Global Select Market under the symbol “EMMS”. On December 7, 2015, we received a notification from the Listing Qualifications Department of Nasdaq indicating that our Class A common stock was not in compliance with Markeplace Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because the minimum bid price of our Class A common stock on the Nasdaq Global Select Market closed below $1.00 per share for 30 consecutive business days.
In accordance with Marketplace Rules 5810(c)(3)(A) and 5810(c)(3)(D), the Company has 180 calendar days, or until June 6, 2016 to regain compliance with the Minimum Bid Price Rule. During the 180 day period, the Class A common stock will continue to trade on the Nasdaq Global Select Market. If the Company does not regain compliance prior to the end of the 180 day period, Nasdaq will notify us that the Class A common stock will be delisted from the Nasdaq Global Select Market. Nasdaq rules would then permit us to appeal any delisting determination by the Nasdaq staff to a Listing Qualifications Panel and we would seek such an appeal.
On May 3, 2016, the Company's board of directors unanimously determined that it would be in the Company's best interests to seek shareholder approval to amend the Company's articles of incorporation to effect a reverse stock split of the authorized and outstanding Class A common stock and Class B common stock using a one-for-four conversion ratio. The amendment would also apply to the number of authorized shares of our Class C common stock, but would not apply to the number of authorized shares of any preferred stock. There are no shares of Class C common stock or preferred stock currently outstanding. One of the primary objectives in effecting a reverse stock split would be to raise the per share trading price of our Class A common stock in order to maintain the eligibility of the Class A common stock for continued listing on the Nasdaq Global Select Market. However, there can be no assurance that the Class A common stock will remain equal to or in excess of $1.00 per share for a substantial period of time after a reverse stock split is completed. Jeffrey H. Smulyan, who controls more than fifty percent of the combined voting power of our common stock, has stated that he intends to vote for this amendment at the Company's annual shareholder meeting scheduled to be held on July 7, 2016, thus we expect this amendment will be approved. While any reverse stock split would not be implemented until after the expiration of our 180 day grace period for continued listing on the Nasdaq Global Select Market, we expect to seek an extension of the grace period from Nasdaq, if necessary.
A delisting of our Class A common stock from the Nasdaq Global Select Market could negatively impact us by, among other things, reducing the liquidity and market price of our common stock. There can be no assurance that we will be able to comply with the Minimum Bid Price Rule, or any other requirement in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own many of our main transmitter/antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that generally range from five to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $55.9 million in aggregate minimum rental commitments under real estate leases. Many of these leases contain escalation clauses such as defined contractual increases or cost-of-living adjustments.
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
On December 4, 2015, Emmis entered into a settlement agreement with the Lock-Up Group to settle any and all remaining issues with respect to the Lawsuit described above. Under the terms of the settlement agreement, (i) the Company withdrew its bill of costs with respect to certain reimbursable expenses in the Lawsuit; (ii) the Company agreed to submit to a vote of its shareholders, and the Lock-Up Group and Jeffrey H. Smulyan agreed to vote in favor of, an amendment to Exhibit A to the Company’s Second Amended and Restated Articles of Incorporation (the “Revisions”) to amend the terms of the Company’s Series A Non-Cumulative Convertible Preferred Stock (the “Preferred Stock”) to (A) change the voluntary conversion ratio to permit holders of Preferred Stock to convert their shares of Preferred Stock into Class A Common Stock at a ratio of 2.80 shares of the Company’s Class A Common Stock for each share of Preferred Stock, and (B) provide that all shares of Preferred Stock shall automatically convert into shares of Class A Common Stock at a ratio of 2.80 shares of Class A Common Stock for each share of Preferred Stock on the fifth business day after the delisting of the Preferred Stock by Nasdaq; and (iii) both the Company and the Lock-Up Group released each other from claims related to the lawsuit. The Revisions were approved at a special meeting of shareholders on February 17, 2016. Additionally, the Preferred Stock was delisted by Nasdaq on March 28, 2016, and pursuant to the Revisions, all outstanding shares of Preferred Stock were automatically converted to

Class A Common Stock on April 4, 2016. The value associated with the increase to the conversion ratio was accounted for upon the effective date of the Revisions and resulted in a decrease of approximately $0.2 million to earnings available to common shareholders.
On July 7, 2014, individuals who had been seeking to overturn the FCC’s approval of the transfer of the broadcast licenses for WBLS-FM and WLIB-AM from entities associated with Inner City Broadcasting to YMF (the entities that subsequently sold the two stations to Emmis) filed with the U.S. Court of Appeals for the District of Columbia Circuit a Notice of Appeal of the FCC’s approval of the transfer. The District of Columbia Circuit dismissed the case, but the individuals may still appeal to the United States Supreme Court. Additionally, in March 2015, an individual filed a lawsuit in the Federal District Court of New York challenging the transfer of the assets of WBLS-FM and WLIB-AM from Inner City to YMF, and claimed that Emmis had exerted undue influence in securing the FCC's consent to the transfer of the FCC licenses of WBLS-FM and WLIB-AM from YMF to Emmis. An amended complaint was filed in February 2016. Based upon the facts alleged in the cases and the extensive precedent of courts not overturning FCC approvals of transfers of broadcast licenses except in exceedingly rare circumstances, Emmis believes the claims presented lack merit.
Certain groups and individuals have challenged an application for renewal of one of the Company's FCC licenses. This challenge is currently pending before the FCC. Emmis does not expect the challenge to result in the denial of our license renewal.
EXECUTIVE OFFICERS OF THE REGISTRANT
Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

NAME	POSITION	AGE AT FEBRUARY 29, 2016	YEAR FIRST ELECTED OFFICER
J. Scott Enright	Executive Vice President, General Counsel and Secretary	53	1998
Ryan A. Hornaday	Executive Vice President, Chief Financial Officer and Treasurer	42	2006
Gregory T. Loewen	President—Publishing Division and Chief Strategy Officer	44	2007
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
Mr. Hornaday was appointed Executive Vice President, Chief Financial Officer and Treasurer in August 2015. Previously, Mr. Hornaday served as Senior Vice President - Finance and Treasurer from December 2008 to July 2015. Mr. Hornaday joined Emmis in 1999.
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
The following table sets forth the high and low sales prices of the Class A common stock for the periods indicated.

QUARTER ENDED	HIGH	LOW
May 2014	$3.63	$2.74
August 2014	$3.07	$2.41
November 2014	$2.70	$1.66
February 2015	$2.22	$1.67

May 2015	$2.13	$1.04
August 2015	$1.49	$0.99
November 2015	$1.44	$0.61
February 2016	$0.81	$0.43
HOLDERS
At April 29, 2016, there were 4,749 record holders of the Class A common stock, and there was one record holder of the Class B common stock.
DIVIDENDS
Emmis currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future. Emmis’ 2014 Credit Agreement sets forth certain restrictions on our ability to pay dividends. See Note 5 to the accompanying consolidated financial statements for more discussion of the 2014 Credit Agreement.
SHARE REPURCHASES
During the three-month period ended February 29, 2016, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended February 29, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
December 1, 2015 - December 31, 2015	—	$—	—	$—
January 1, 2016 - January 31, 2016	71,443	$0.66	—	$—
February 1, 2016 - February 29, 2016	225,364	$0.53	—	$—
	296,807		—

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
The following table summarizes the sources of our revenues for the past three years. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. Growth within the Non Traditional category during the three years ended February 29, 2016 mostly relates to the growth of revenues associated with our outdoor concerts, including Summer Jam, our annual hip hop festival held at MetLife Stadium in New Jersey. The category “Other” includes, among other items, revenues related to our TagStation and Digonex businesses, network revenues and barter. We began operating WBLS-FM and WLIB-AM in New York pursuant to a Local Programming and Marketing Agreement in fiscal 2015, which impacts the comparability of fiscal 2014 to fiscal 2015 and 2016.

	Year ended February 28 (29),
	2014	% of Total	2015	% of Total	2016	% of Total
Net revenues:
Local	$113,378	55.3%	$136,283	57.3%	$130,486	56.4%
National	26,627	13.0%	29,793	12.5%	26,994	11.7%
Political	604	0.3%	1,434	0.6%	661	0.3%
Publication Sales	6,312	3.1%	6,076	2.6%	5,612	2.4%
Non Traditional	20,762	10.1%	23,810	10.0%	25,683	11.1%
Interactive	11,429	5.6%	12,894	5.4%	10,331	4.5%
LMA Fees	10,331	5.0%	10,331	4.3%	13,223	5.7%
Other	15,703	7.6%	17,317	7.3%	18,443	7.9%
Total net revenues	$205,146		$237,938		$231,433
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
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's NextRadio smartphone application in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to serve as a conduit for the radio industry to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. NextRadio LLC collects money from the radio industry and forwards it to Sprint. During the three years ended February 2014, 2015 and 2016, Emmis' funding of its share of NextRadio's payment to Sprint was $1.1 million, $0.5 million and $0.4 million, respectively. These amounts are included in station operating expenses in the accompanying consolidated statements of operations. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through February 29, 2016, the NextRadio application had not generated a material amount of revenue.
Since the inception of NextRadio LLC's agreement with Sprint, NextRadio LLC has remitted to Sprint approximately $31.0 million through February 29, 2016. NextRadio LLC is currently in arrears with Sprint, but is in discussions with radio broadcasters and other companies involved in the radio industry to fund the remaining $14.0 million due to Sprint.
On July 27, 2015, NextRadio LLC entered into an agreement with AT&T whereby AT&T agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, AT&T will receive a share of certain revenue generated by the NextRadio application. In August 2015, T-Mobile expressed its intent to include FM chip activation in its device specifications. TagStation LLC, the parent entity of NextRadio LLC and owner of the TagStation and NextRadio applications, and T-Mobile are working together to formalize this business relationship. BLU Products, an American mobile phone manufacturer, began installing the NextRadio application as the native FM tuner for all its new Android devices in the first half of 2016. TagStation LLC and the radio industry continue to work with other leading United States wireless network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones.
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
The Company has also aggressively worked to harness the power of broadband and mobile media distribution in the development of emerging business opportunities by becoming one of the largest streaming audio providers in the United States, developing highly interactive websites with content that engages our listeners, using SMS texting and deploying mobile applications, harnessing the power of digital video on our websites and YouTube channels, and delivering real-time traffic to navigation devices.
The results of our radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for approximately 50% of our radio net revenues. Our acquisition of WBLS-FM and WLIB-AM in New York in fiscal 2015 enhanced our ability to adapt to competitive environment shifts in that market, but our single station in the Los Angeles market, KPWR-FM, has less ability to adapt. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates and may be able to realize operating efficiencies by programming multiple stations in these markets. In February 2015, one of our large competitors changed the format of one of its radio stations in the Los Angeles radio market to more directly compete with our radio station in Los Angeles. In addition, the new station hired our former KPWR-FM morning radio host to be its morning radio host. This development in Los Angeles negatively impacted our financial performance in fiscal 2016 and we expect this to continue in fiscal 2017 and possibly in succeeding years.
Both the Los Angeles and New York radio markets remain weak, down 0.2% and 2.5%, respectively, for the year ended February 29, 2016 as compared to the same period of the prior year, according to Miller Kaplan Arase LLP, an independent public accounting firm used by the radio industry to compile revenue information. During the same period, KPWR-FM in Los Angeles lagged the Los Angeles radio market due to the introduction of a new format competitor, as discussed above, and our New York cluster, which includes WQHT-FM, WBLS-FM and WLIB-AM, underperformed the New York radio market. We made several leadership changes in New York in January 2016, and financial performance in early fiscal 2017 has improved.
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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of February 29, 2016, we have recorded approximately $219.8 million in goodwill and FCC licenses, which represents approximately 69% of our total assets.

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
Below are some of the key assumptions used in our annual impairment assessments. As part of both of our December 1, 2014 and December 1, 2015 annual impairment assessments, we reduced long-term growth rates in the markets in which we operate based on recent industry trends and our expectations for the markets going forward. The methodology used to value our FCC licenses has not changed in the three-year period ended February 29, 2016.

	December 1, 2013	December 1, 2014	December 1, 2015
Discount Rate	12.0% - 12.4%	12.1% - 12.5%	12.0% - 12.4%
Long-term Revenue Growth Rate	2.3% - 3.1%	1.5% - 3.0%	1.3% - 2.5%
Mature Market Share	3.5% - 30.2%	3.2% - 29.2%	3.2% - 29.3%
Operating Profit Margin	25.0% - 39.1%	25.1% - 39.2%	25.0% - 39.1%
In connection with the April 2012 LMA of 98.7FM in New York previously discussed, the Company separated its New York stations into two separate units of accounting (one consisting of 98.7FM and the other consisting of our remaining stations in New York). As part of the annual impairment testing as of December 1, 2014, the Company recorded an impairment charge related to the 98.7FM FCC license of $9.5 million and also recorded $0.1 million of impairment related to our Terre Haute radio cluster. These impairments were mostly related to market revenue performance during calendar 2014 that was below expectations as well as lowered expectations for future long-term revenue growth rates. As part of the annual impairment testing as of December 1, 2015, the Company recorded an impairment charge related to the 98.7FM FCC license of $1.8 million and also recorded $3.7 million of impairment related to our St. Louis, Austin and Terre Haute radio clusters. Similar to the prior year, these impairments were mostly related to market revenue performance during calendar 2015 that was below expectations as well as lowered expectations for future long-term revenue growth rates.
Valuation of Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market, excluding any stations being operated pursuant to an LMA, and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. For the annual assessment performed as of December 1, 2015, the Company applied a market multiple of 8.0 times and 6.0 times the reporting unit’s operating performance for our radio and publishing reporting units, respectively. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations. The methodology used to value our goodwill has not changed in the three-year period ended February 29, 2016.
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
During our December 1, 2015 annual goodwill impairment test, the Company wrote off $0.7 million of goodwill associated with Digonex, our dynamic pricing business. Emmis acquired a controlling interest in Digonex in June 2014. In connection with our acquisition of a controlling interest of Digonex, Emmis recorded approximately $2.8 million of goodwill. Although Emmis still believes that Digonex's long-term prospects remain strong, Digonex's performance since Emmis' acquisition of a controlling interest has lagged original expectations. Digonex failed the step-one analysis and upon completing the step-two analysis, Emmis determined that the goodwill of Digonex was partially impaired and recorded a $0.7 million impairment charge during the three months ended February 29, 2016.
Sensitivity Analysis
Based on the results of our December 1, 2015 annual impairment assessment, the fair value of our broadcasting licenses was approximately $291.7 million, which was in excess of the $205.1 million carrying value by $86.5 million, or 42.2%. The fair values exceeded the carrying values of all of our units of accounting. Should our estimates or assumptions worsen, or should negative events or circumstances occur in the units that have limited fair value cushion, additional license impairments may be needed.

	Radio Broadcasting Licenses
	As of
Unit of Accounting	December 1, 2015 Carrying Value	December 1, 2015 Fair Value	Percentage by which fair value exceeds carrying value
New York Cluster	71,615	108,857	52.0%
98.7FM (New York)	49,297	49,297	—%
Austin Cluster	36,911	36,911	—%
St. Louis Cluster	26,400	26,400	—%
Indianapolis Cluster	18,166	19,747	8.7%
KPWR-FM (Los Angeles)	2,018	49,743	2,365.0%
Terre Haute Cluster	722	722	—%
Total	205,129	291,677	42.2%
If we were to assume a 100 basis point change in any of our three key assumptions (a reduction in the long-term revenue growth rate, a reduction in local commercial share or an increase in the discount rate) used to determine the fair value of our broadcasting licenses on December 1, 2015, the resulting impairment charge would have been $35.1 million, $23.5 million and $17.2 million, respectively. Also, if we were to assume a market multiple decrease of one or a 10% decrease in the two-year average station operating income, two of the key assumptions used to determine the fair value of our goodwill on December 1, 2014, the resulting estimates of enterprise valuations would still exceed the carrying values of the enterprises. As such, step two of the goodwill impairment testing would not be required, thus no goodwill impairment would be recognized if these two key assumptions were lowered.
Deferred Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s financial statements or income tax returns. Income taxes are recognized during the year in which the underlying transactions are reflected in the consolidated statements of operations. Deferred taxes are provided for temporary differences between amounts of assets and liabilities recorded for financial reporting purposes as compared to amounts recorded for income tax purposes. After determining the total amount of deferred tax assets, the Company determines whether it is more likely than not that some portion of the deferred tax assets will not be realized. If the Company determines that a deferred tax asset is not likely to be realized, a valuation allowance will be established against that asset to record it at its expected realizable value.
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.8 million and $0.7 million accrued for employee healthcare claims as of February 28 (29), 2015 and 2016, respectively. The Company also maintains large deductible programs (ranging from $100 thousand to $250 thousand per occurrence) for workers’ compensation, employment liability, automotive liability and media liability claims.
ACQUISITIONS, DISPOSITIONS AND INVESTMENTS
The transactions described below impact the comparability of operating results for the three years ended February 29, 2016.
Acquisition of a controlling interest in Digonex Technologies, Inc.
On June 16, 2014, Emmis invested $3.0 million in Digonex Technologies, Inc., an Indiana corporation that provides dynamic pricing solutions to customers in various industries. Emmis believes that its acquisition of Digonex gives it entry into the growing dynamic pricing marketplace which can serve a diverse clientèle, and can possibly help Emmis with yields on its own advertising inventory and special events. Emmis’ initial investment of $3.0 million ($1.0 million in Digonex Preferred Stock and $2.0 million in the form of convertible debt) resulted in Emmis appointing a majority of the board of directors of Digonex and holding rights convertible into 51% of the fully diluted common equity of Digonex. As Emmis controlled the board of directors of Digonex as of its initial investment on June 16, 2014, Emmis began consolidating the results of Digonex as of that date. Subsequent to its consolidation of Digonex, Emmis has contributed an additional $4.5 million to Digonex in the form of convertible debt, which has resulted in Emmis owning rights that are convertible into at least 76% of the common equity of Digonex.

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

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2015 COMPARED TO YEAR ENDED FEBRUARY 29, 2016
Net revenues:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$176,250	$169,228	$(7,022)	(4.0)%
Publishing	61,142	60,992	(150)	(0.2)%
Emerging Technologies	546	1,213	667	122.2%
Total net revenues	$237,938	$231,433	$(6,505)	(2.7)%

Radio net revenues decreased during the year ended February 29, 2016 due to general declines in radio revenues in the markets where we operate radio stations, coupled with below-market performance for our stations in New York, Los Angeles and Austin. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. Miller Kaplan reports are not available for the Terre Haute radio market. A summary of market revenue performance and Emmis’ revenue performance in those markets for the year ended February 29, 2016 is presented below:

	For the year ended February 29, 2016
	Overall Market	Emmis
Market	Revenue Performance	Revenue Performance [1]
New York	(2.5%)	(4.8%)
Los Angeles	(0.2%)	(14.2%)
St. Louis	(3.2%)	2.0%
Indianapolis	(1.2%)	4.5%
Austin	(2.7%)	(4.3%)
All Markets	(1.5%)	(4.6%)
1 Emmis revenue performance in New York excludes the results of WEPN-FM which is being operated pursuant to an LMA
In Los Angeles, our weak performance mostly related to a new format competitor that began directly competing against our station there in February 2015. The revenue impact was most pronounced in the second half of fiscal 2016. Emmis expects a similar decline for our station in the first half of fiscal 2017 as we experienced in the back half of fiscal 2016. However, Emmis expects these declines to abate beginning in the third quarter of fiscal 2017.
Publishing net revenues were flat for the year ended February 29, 2016 as strong performance by the division in general, and Texas Monthly in particular, in the first half of the fiscal year were offset by weakness in the second half of the fiscal year.
Emerging Technologies consist of our NextRadio, TagStation, and Digonex businesses. Current revenues primarily relate to licensing fees of our TagStation software. These fees are recognized as revenue over the life of the license agreement, which is typically two years. TagStation supplements radio broadcasts with visual content (e.g., album art, artist information, etc.) and enhanced ads for display on HD Radio dashboards, HD Radio devices, and the NextRadio application. The increase in net revenues of Emerging Technologies for the year ended February 29, 2016 is due to additional stations licensing the TagStation software as well as Digonex revenues. Since Emmis acquired its controlling interest in Digonex on June 16, 2014, Digonex net revenues were included in our consolidated results for only a portion of the prior year.
Station operating expenses excluding LMA fees and depreciation and amortization expense:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding LMA fees and depreciation and amortization expense:
Radio	$117,167	$116,862	$(305)	(0.3)%
Publishing	60,083	58,891	(1,192)	(2.0)%
Emerging Technologies	3,759	7,641	$3,882	103.3%
Total station operating expenses excluding LMA fees and depreciation and amortization expense	$181,009	$183,394	$2,385	1.3%
Radio station operating expenses, excluding LMA fees and depreciation and amortization expense were mostly flat for the year ended February 29, 2016 due to a variety of offsetting items. These items include (i) increased marketing expenses in Los Angeles for KPWR-FM, (ii) severance costs of $2.3 million primarily associated with cost reductions implemented in January 2016, (iii) reduced operating expenses in January 2016 and February 2016 as a result of the January 2016 cost reductions and (iv) lower commission expense and other revenue-related expenses due to lower revenues.
Station operating expenses excluding depreciation and amortization expense for publishing decreased during the year ended February 29, 2016 primarily due to lower magazine production costs.
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the year ended February 29, 2016 mostly due to increased headcount and development expenses associated with TagStation and NextRadio as well as expenses of Digonex, which was acquired in the second quarter of the prior fiscal year and only included in our consolidated results for a portion of the prior year.

Corporate expenses excluding depreciation and amortization expense:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$14,922	$13,023	$(1,899)	(12.7)%
Corporate expenses excluding depreciation and amortization expense decreased during the year ended February 29, 2016 mostly due to lower legal fees associated with our preferred stock litigation coupled with reduced discretionary spending. Additionally, effective January 2016, our executive officers and other key employees agreed to a 5% pay reduction for calendar 2016.
LMA fees:

	For the year ended February 28 (29),
	2015	2016	$ Change
	(As reported, amounts in thousands)
LMA fees	$4,208	$—	$(4,208)
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
Hungary license litigation expense:

	For the year ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Hungary license litigation expense	$521	$—	$(521)	(100.0)%
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
Impairment loss on intangible assets:

	For the year ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss on intangible assets	$67,915	$9,499	$(58,416)	(86.0)%
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

In connection with the annual impairment review conducted on December 1, 2015, the Company concluded that its FCC license for 98.7FM in New York, and the licenses for our Austin, St. Louis and Terre Haute clusters were impaired by $5.4 million. The Company also concluded that the goodwill and patents associated with Digonex were impaired and recorded an impairment loss of $4.1 million related to these assets.
We may determine that it will be necessary to take impairment charges in future periods if we determine the carrying value of our intangible assets exceeds their fair value. Our annual impairment test of our broadcasting licenses and goodwill was performed as of December 1, 2015. We may be required to retest prior to our next annual evaluation, which could result in additional impairment charges.
Depreciation and amortization:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$3,143	$3,345	$202	6.4%
Publishing	245	266	21	8.6%
Corporate & Emerging Technologies	2,538	2,186	(352)	(13.9)%
Total depreciation and amortization	$5,926	$5,797	$(129)	(2.2)%
The increase in depreciation and amortization for the year ended February 29, 2016 for our radio division is mostly due to the June 2014 acquisition of WBLS-FM and WLIB-AM. The decrease in Corporate and Emerging Technologies is mostly due to certain computer equipment and software becoming fully depreciated in fiscal 2015. This decrease in Corporate and Emerging Technologies depreciation and amortization expense is partially offset by the amortization of Digonex intangibles, which we began amortizing with the commencement of our consolidation of Digonex in June 2014. See Note 7 of the accompanying consolidated financial statements for a discussion of our acquisitions.
Gain on contract settlement:

	For the year ended February 28 (29),
	2015	2016	$ Change
	(As reported, amounts in thousands)
Gain on contract settlement	$(2,500)	$—	$2,500
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
Operating income (loss):

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$(14,204)	$43,527	$57,731	(406.4)%
Publishing	814	1,835	1,021	(125.4)%
Corporate & Emerging Technologies	(20,673)	(25,698)	(5,025)	(24.3)%
Total operating income (loss)	$(34,063)	$19,664	$53,727	(157.7)%
Radio operating income increased in the year ended February 29, 2016 principally due to the effect of impairment losses recorded during fiscal 2015 and 2016. Excluding the impairment losses, radio operating income would have decreased $4.7 million mostly due to lower net revenues partially offset by the elimination of LMA fees.

Publishing operating income increased in the year ended February 29, 2016 mostly due operating expense savings as discussed above.
Corporate and Emerging Technologies operating losses increased mostly due to additional investments in TagStation and NextRadio as previously discussed and the losses of Digonex, which was acquired in June 2014 and only included in our consolidated results for a portion of the prior year.
Interest expense:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(17,101)	$(18,956)	$(1,855)	(10.8)%
The increase in interest expense is attributable to additional debt incurred to finance our acquisition of WBLS-FM and WLIB-AM and higher rates on amounts borrowed. The weighted-average interest rate of debt outstanding under our 2014 Credit Agreement was 7.0% at February 29, 2016. The weighted-average interest rate of debt outstanding under our 2012 Credit Agreement was 4.3% prior to its retirement on June 10, 2014. This increase in interest expense is partially offset by $3.1 million of interest expense related to the accretion of certain liabilities recognized as part of our acquisition of WBLS-FM and WLIB-AM in fiscal 2015. For more discussion of this transaction, refer to Note 7 of our accompanying consolidated financial statements.
Loss on debt extinguishment:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(1,455)	$—	$1,455	100.0%
The loss on debt extinguishment for the year ended February 28, 2015 relates to the write-off of unamortized deferred debt issuance costs and original issue discount related to our 2012 Credit Agreement that was retired on June 10, 2014.
Other (expense) income, net:

	For the years ended February 28 (29),
	2015	2016	$ Change
	(As reported, amounts in thousands)
Other (expense) income, net	$(6,418)	$1,057	$7,475
Other expense for the year ended February 28, 2015 included a $6.7 million write-off of an investment in preferred stock of Courseload, Inc, a provider of online textbooks and other course material. While an unrealized loss on this type of investment is generally included as a component of other comprehensive income until it is realized, Emmis concluded that this loss was other-than-temporary and included the loss in its statement of operations. The activity in fiscal 2016 mostly relates to various nonrecurring recoveries and noncash gains.
Provision for income taxes:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$36,948	$2,069	$(34,879)	(94.4)%
During the fourth quarter of the year ended February 28, 2015, we recorded a full valuation allowance for our net deferred tax assets, including our net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles, as substantial impairment losses recorded in the fourth quarter of that year caused us to be in a three year cumulative loss position.

Consolidated net loss:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net loss	$(95,985)	$(304)	$95,681	(99.7)%
The change in consolidated net loss is principally due to the $34.9 million change in our provision for income taxes and the $58.4 million change in impairment loss, both of which were recorded in the prior year and are discussed above.
Loss on modification of preferred stock:

	For the years ended February 28 (29),
	2015	2016	$ Change
	(As reported, amounts in thousands)
Loss on modification of preferred stock	$—	$(162)	$(162)
On February 17, 2016, Emmis filed amendments to its Articles of Incorporation that modified the rights of holders of the Company's Preferred Stock. The amendments, among other things, modified the conversion ratio for shares of Preferred Stock into Class A Common Stock from 2.44 shares of Class A Common Stock to 2.80 shares of Class A Common Stock. In connection with this modification, the Company recorded a loss of $0.2 million.

YEAR ENDED FEBRUARY 28, 2014 COMPARED TO YEAR ENDED FEBRUARY 28, 2015
Net revenues:

	For the years ended February 28,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$145,276	$176,250	$30,974	21.3%
Publishing	59,747	61,142	1,395	2.3%
Emerging Technologies	123	546	$423	N/A
Total net revenues	$205,146	$237,938	$32,792	16.0%
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

	For the year ended February 28, 2015
	Overall Market	Emmis
Market	Revenue Performance	Revenue Performance [1]
New York	(7.0%)	(5.0%)
Los Angeles	(2.6%)	7.0%
St. Louis	(2.1%)	(1.6%)
Indianapolis	(0.2%)	3.5%
Austin	5.0%	8.3%
All Markets	(3.7%)	1.6%
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

Station operating expenses excluding depreciation and amortization expense:

	For the years ended February 28,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$97,564	$117,167	$19,603	20.1%
Publishing	59,085	60,083	998	1.7%
Emerging Technologies	2,360	3,759	$1,399	N/A
Total station operating expenses, excluding depreciation and amortization expense	$159,009	$181,009	$22,000	13.8%
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
Impairment loss on intangible assets:

	For the year ended February 28,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss on intangible assets	$—	$67,915	$67,915	N/A
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
Operating income (loss):

	For the years ended February 28,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$43,188	$(14,204)	$(57,392)	(132.9)%
Publishing	425	814	389	91.5%
Corporate & Emerging Technologies	(21,416)	(20,673)	743	(3.5)%
Total operating income (loss)	$22,197	$(34,063)	$(56,260)	(253.5)%
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

Interest expense:

	For the years ended February 28,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(7,068)	$(17,101)	$(10,033)	141.9%
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
Loss on debt extinguishment:

	For the years ended February 28,
	2014	2015	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(653)	$(1,455)	$(802)	122.8%
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
Other expense for the year ended February 28, 2015 includes a $6.7 million write-off of an investment in preferred stock of Courseload, Inc, a provider of online textbooks and other course material. While unrealized losses on this type of investment is generally included as a component of other comprehensive income until it is realized, Emmis concluded that this loss was other-than-temporary and included the loss in its statement of operations.
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

LIQUIDITY AND CAPITAL RESOURCES
2014 CREDIT AGREEMENT
On June 10, 2014, Emmis entered into the 2014 Credit Agreement, by and among the Company, EOC, as borrower (the “Borrower”), certain other subsidiaries of the Company, as guarantors (the “Subsidiary Guarantors”), the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent. Capitalized terms in this section not defined elsewhere in this 10-K are defined in the 2014 Credit Agreement and related amendments.
The 2014 Credit Agreement includes a senior secured term loan facility (the “Term Loan”) of $185.0 million and a senior secured revolving credit facility of $20.0 million, and contains provisions for an uncommitted increase of up to $20.0 million principal amount (plus additional amounts so long as a pro forma total net senior secured leverage ratio condition is met) of the revolving credit facility and/or the Term Loan subject to the satisfaction of certain conditions. The revolving credit facility includes a sub-facility for the issuance of up to $5.0 million of letters of credit. Pursuant to the 2014 Credit Agreement, the Borrower borrowed $185.0 million of the Term Loan on June 10, 2014.
The Term Loan is due not later than June 10, 2021 and, prior to the Second Amendment to the 2014 Credit Agreement discussed below, amortized in an amount equal to 1% per annum of the total principal amount outstanding, payable in quarterly installments commencing April 1, 2015, with the balance payable on the maturity date. The revolving credit facility expires not later than June 10, 2019. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the revolving credit facility. Prior to the First Amendment and Second Amendment to the 2014 Credit Agreement discussed below, the Term Loan and amounts borrowed under the revolving credit facility bore interest, at the Borrower’s option, at either (i) the Alternate Base Rate (as defined in the 2014 Credit Agreement) (but not less than 2.00%) plus 3.75% or (ii) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) (but not less than 1.00%) plus 4.75%.
Approximately $1.0 million of transaction fees related to the 2014 Credit Agreement were originally capitalized and included in other assets, net. The Company adopted the provisions of Accounting Standards Update 2015-03 during the year ended February 29, 2016. As such, the unamortized balance of existing deferred debt fees was reclassified and is now shown as a direct reduction of the carrying amount of long-term debt. These fees, along with an original issue discount of $8.2 million ($6.1 million incurred in connection with the original issuance of the 2014 Credit Agreement debt on June10, 2014, $1.0 million incurred in connection with the November 7, 2014 amendment to the 2014 Credit Agreement and $1.1 million incurred in connection with the April 30, 2015 amendment to the 2014 Credit Agreement) are being amortized as additional interest expense over the life of the 2014 Credit Agreement.
The obligations under the 2014 Credit Agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company, the Borrower and the Subsidiary Guarantors.
On November 7, 2014, Emmis entered into the First Amendment (the “First Amendment”) to the 2014 Credit Agreement. The First Amendment (i) increased the maximum Total Leverage Ratio to 6.00:1.00 for the period February 28, 2015 through February 29, 2016, (ii) adjusted the definition of Consolidated EBITDA to exclude during the term of the 2014 Credit Agreement up to $5 million in severance and/or contract termination expenses and up to $2.5 million in losses attributable to the reformatting of the Company’s radio stations, (iii) extended the requirement for Emmis to pay a 1.00% fee on certain prepayments of the Term Loan to November 7, 2015, (iv) increased the Applicable Margin by 0.25% for at least six months from the date of the First Amendment and until the Total Leverage Ratio is less than 5.00:1.00, and (v) made certain technical adjustments to the definition of Consolidated Excess Cash Flow and to address the Foreign Account Tax Compliance Act. Emmis paid a total of approximately $1.0 million of transaction fees to the Lenders that consented to the First Amendment, which were recorded as original issue discount and are being amortized as interest expense over the remaining life of the 2014 Credit Agreement

On April 30, 2015, Emmis entered into a Second Amendment to our 2014 Credit Agreement. The Second Amendment (i) increased the maximum Total Leverage Ratio to (A) 6.75:1.00 during the period from May 31, 2015 through February 29, 2016, (B) 6.50:1.00 for the quarter ended May 31, 2016, (C) 6.25:1.00 for the quarter ended August 31, 2016, (D) 6.00:1.00 for the quarter ended November 30, 2016, and (E) 5.75:1.00 for the quarter ended February 28, 2017, after which it reverts to the original ratio of 4.00:1.00 for the quarters ended May 31, 2017 and thereafter, (ii) required Emmis to pay a 2.00% fee on certain prepayments of the Term Loan prior to the first anniversary of the Second Amendment and requires Emmis to pay a 1.00% fee on certain prepayments of the Term Loan from the first anniversary of the Second Amendment until the second anniversary of the Second Amendment, (iii) increased the Applicable Margin throughout the remainder of the term of the Credit Agreement to 5.00% for ABR Loans (as defined in the Credit Agreement) and 6.00% for Eurodollar Loans (as defined in the 2014 Credit Agreement), and (iv) increased the amortization to 0.50% per calendar quarter through January 1, 2016 and to 1.25% per calendar quarter thereafter commencing April 1, 2016. The Second Amendment also required Emmis to pay a fee of 0.50% of the Term Loan and Revolving Commitment of each Lender that consented to the Second Amendment. This fee totaled $1.1 million and was recorded as additional original issue discount and is being amortized as interest expense over the remaining life of the 2014 Credit Agreement.
2012 CREDIT AGREEMENT
On December 28, 2012, EOC entered into a credit facility (the “2012 Credit Agreement”) to provide for total borrowings of up to $100 million, including (i) an $80 million term loan and (ii) a $20 million revolver, of which $5 million may be used for letters of credit. On June 10, 2014, Emmis entered into the 2014 Credit Agreement. In connection with the execution of the 2014 Credit Agreement, the 2012 Credit Agreement was terminated effective June 10, 2014, and all amounts outstanding under that agreement were paid in full. During the three months ended August 31, 2014, the Company recorded a loss on debt extinguishment of $1.5 million related to the termination of the 2012 Credit Agreement.
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
At February 29, 2016, we had cash and cash equivalents of $4.5 million and net working capital of $0.4 million. At February 28, 2015, we had cash and cash equivalents of $3.7 million and net working capital of $13.1 million. As the Company no longer operates radio stations in Europe, the Company does not hold a material amount of cash outside of the United States. Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
In an effort to improve liquidity and provide additional debt covenant compliance cushion, the Company has implemented a series of personnel and non-personnel expense reductions. The Company estimates that these actions will result in approximately $7.5 million of savings in fiscal 2017, as compared to fiscal 2016. Approximately $5.3 million of these savings relates to our radio division, approximately $1.5 million relates to our publishing division, and approximately $0.7 million relates to corporate. These actions resulted in severance charges of approximately $1.6 million during the three months ended February 29, 2016
Effective December 21, 2015, the Company completed a reorganization that allows it to exclude, on a pro forma basis, the operating results of TagStation/NextRadio from Consolidated EBITDA (as defined in the Credit Agreement), a metric used in the calculation of certain of our debt covenants. Furthermore, the assets and stock of TagStation LLC and its subsidiaries, including NextRadio LLC, are not collateral under the Credit Agreement.
Operating Activities
Cash flows provided by operating activities were $18.5 million and $25.1 million for the years ended February 28 (29), 2015 and 2016, respectively. The increase in cash flows provided by operating activities was mainly attributable to additional operating cash flows provided by the acquisition of WBLS-FM and WLIB-AM midway through fiscal 2015.
Cash flows provided by operating activities were $24.7 million and $18.5 million for the years ended February 28, 2014 and 2015, respectively. The decrease in cash flows provided by operating activities was attributable to higher interest expense that was partially offset by additional operating cash flows provided by the acquisition of WBLS-FM and WLIB-AM.
Investing Activities
Cash used in investing activities of $3.3 million for the year ended February 29, 2016 primarily consisted of $3.4 million of capital expenditures partially offset by $0.1 million of cash distributed from investments.

Cash used in investing activities of $140.2 million for the year ended February 28, 2015 primarily consisted of $136.0 million of cash used in our acquisitions of WBLS-FM and WLIB-AM and Digonex Technologies, Inc. In addition, we used $3.5 million of cash for capital expenditures and made $0.5 million of additional investments, net of distributions from investments.
Cash flows provided by investing activities of $5.4 million for the year ended February 28, 2014 primarily consisted of $3.1 million of capital expenditures, $1.7 million related to the settlement of transaction fees and working capital adjustments associated with the sale of our Bulgarian and Slovakian radio operations which were included in discontinued operations and $0.7 million of additional investments, net of distributions from investments.
Financing Activities
Cash used in financing activities for the year ended February 29, 2016 primarily relates to net payments on our senior credit agreement and senior unsecured notes of $13.2 million, distributions to noncontrolling interests of $5.8 million, debt-related costs of $1.1 million and the settlement of tax withholding obligations of $1.0 million.
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
As of February 29, 2016, Emmis had $184.8 million of borrowings under the 2014 Credit Agreement ($12.1 million current and $172.7 million long-term), $70.1 million of non-recourse debt ($5.5 million current and $64.6 million long-term) and $43.3 million of Preferred Stock liquidation preference. Borrowings under the 2014 Credit Agreement debt bears interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. The non-recourse debt bears interest at 4.1% per annum. As of February 29, 2016, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 7.0%.
The debt service requirements of Emmis over the next twelve-month period are expected to be $25.0 million related to our 2014 Credit Agreement, as amended, ($12.1 million of principal repayments and $12.5 million of interest payments) and $8.0 million related to our 98.7FM non-recourse debt ($5.4 million of principal repayments and $2.6 million of interest payments). The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2014 Credit Agreement debt bears interest at variable rates. The Company estimated interest payments for the 2014 Credit Agreement above by using the amounts outstanding as of February 29, 2016 and then-current interest rates.
The Company's Preferred Stock was delisted by Nasdaq on March 28, 2016. Pursuant to the Company's Articles of Incorporation, all Preferred Stock was automatically converted to Class A common stock on April 4, 2016 at a ratio of 2.80 shares of Class A common stock for each share of Preferred Stock. The aggregate liquidation preference of the Company's Preferred Stock as of February 29, 2016 that was eliminated as a result of its conversion to Class A common stock was $43.3 million.
As of April 29, 2016, we had $14.0 million available for additional borrowing under our credit facility. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of February 29, 2016. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s credit facility substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 7 to our consolidated financial statements for a discussion of various acquisitions and dispositions that occurred during the three years ended February 2016.
INTANGIBLES
As of February 29, 2016, approximately 69% of our total assets consisted of FCC licenses and goodwill, the value of which depends significantly upon the operational results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our FCC licenses have been renewed (or a waiver has been granted pending renewal) at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future.

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

We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 28 (29), 2015 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the three years in the period ended February 29, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emmis Communications Corporation and Subsidiaries at February 28 (29), 2015 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 29, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Indianapolis, Indiana
May 5, 2016

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28 (29),
	2014	2015	2016
NET REVENUES	$205,146	$237,938	$231,433
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $2,711, $3,984 and $4,713 respectively	159,009	181,009	183,394
Corporate expenses excluding depreciation and amortization expense of $2,155, $1,942 and $1,084, respectively	17,024	14,922	13,023
LMA fees	—	4,208	—
Hungary license litigation expense	2,058	521	—
Impairment loss on intangible assets	—	67,915	9,499
Depreciation and amortization	4,866	5,926	5,797
Gain on contract settlement	—	(2,500)	—
(Gain) loss on sale of assets	(8)	—	56
Total operating expenses	182,949	272,001	211,769
OPERATING INCOME (LOSS)	22,197	(34,063)	19,664
OTHER EXPENSE:
Interest expense	(7,068)	(17,101)	(18,956)
Loss on debt extinguishment	(653)	(1,455)	—
Other income (expense), net	116	(6,418)	1,057
Total other expense	(7,605)	(24,974)	(17,899)
INCOME (LOSS) BEFORE INCOME TAXES	14,592	(59,037)	1,765
(BENEFIT) PROVISION FOR INCOME TAXES	(34,063)	36,948	2,069
CONSOLIDATED NET INCOME (LOSS)	48,655	(95,985)	(304)
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,174	3,274	(2,418)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	43,481	(99,259)	2,114
GAIN ON EXTINGUISHMENT OF PREFERRED STOCK	325	—	—
LOSS ON MODIFICATION OF PREFERRED STOCK	—	—	(162)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$43,806	$(99,259)	$1,952

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28 (29),
	2014	2015	2016
Amounts attributable to common shareholders for basic earnings per share	$43,806	$(99,259)	$1,952
Amounts attributable to common shareholders for diluted earnings per share	$43,481	$(99,259)	$1,952

Basic net income (loss) per share attributable to common shareholders:	$1.08	$(2.33)	$0.04
Diluted net income (loss) per share attributable to common shareholders:	$0.94	$(2.33)	$0.04

Basic weighted average common shares outstanding	40,506	42,537	44,136
Diluted weighted average common shares outstanding	46,042	42,537	45,264
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the year ended February 28 (29),
	2014	2015	2016
CONSOLIDATED NET INCOME (LOSS)	$48,655	$(95,985)	$(304)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in value of derivative instrument	8	99	—
Cumulative translation adjustment	(8)	—	—
COMPREHENSIVE INCOME (LOSS)	48,655	(95,886)	(304)
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,155	3,274	(2,418)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$43,500	$(99,160)	$2,114
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2015	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,669	$4,456
Restricted cash	2,740	1,464
Accounts receivable, net of allowance for doubtful accounts of $665 and $934, respectively	37,328	34,906
Prepaid expenses	8,640	7,413
Other	3,514	3,452
Total current assets	55,891	51,691
PROPERTY AND EQUIPMENT:
Land and buildings	27,592	27,689
Leasehold improvements	13,911	13,934
Broadcasting equipment	42,995	43,926
Office equipment and automobiles	33,153	31,248
Construction in progress	41	544
	117,692	117,341
Less-accumulated depreciation and amortization	82,898	83,498
Total property and equipment, net	34,794	33,843
INTANGIBLE ASSETS:
Indefinite lived intangibles	210,057	205,129
Goodwill	15,392	14,697
Other intangibles	9,589	6,224
	235,038	226,050
Less-accumulated amortization	1,411	2,925
Total intangible assets, net	233,627	223,125
OTHER ASSETS:
Investments	1,026	1,137
Deposits and other	5,956	6,810
Total other assets, net	6,982	7,947
Total assets	$331,294	$316,606
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2015	2016
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,497	$8,127
Current maturities of long-term debt	6,840	17,573
Accrued salaries and commissions	8,241	8,375
Deferred revenue	11,568	11,435
Other	6,620	5,775
Total current liabilities	42,766	51,285
LONG-TERM DEBT, NET OF CURRENT PORTION	250,712	228,027
OTHER NONCURRENT LIABILITIES	8,351	7,728
DEFERRED INCOME TAXES	41,614	43,715
Total liabilities	343,443	330,755
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ DEFICIT:	`
Class A common stock, $0.01 par value; authorized 170,000,000 shares; issued and outstanding 39,0547,719 shares and 41,609,601 shares at February 28, 2015 and February 29, 2016, respectively	391	416
Class B common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 4,569,464 shares at February 28 (29), 2015 and 2016	46	46
Class C common stock, $0.01 par value; authorized 30,000,000 shares; none issued	—	—
Series A convertible preferred stock, $.01 par value; $50.00 liquidation preference per share, aggregate liquidation preference and redemption amount of $46,450 at February 28, 2015 and $43,316 at February 29, 2016; authorized 2,875,000 shares; issued and outstanding 928,991 shares at February 28, 2015, and 866,319 at February 29, 2016	9	9
Additional paid-in capital	585,358	589,483
Accumulated deficit	(644,614)	(642,500)
Total shareholders’ deficit	(58,810)	(52,546)
NONCONTROLLING INTERESTS	46,661	38,397
Total deficit	(12,149)	(14,149)
Total liabilities and deficit	$331,294	$316,606
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE THREE YEARS ENDED FEBRUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, FEBRUARY 28, 2013	35,907,925	$359	4,722,684	$47	937,641	$9
Net income	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	425,800	4	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	780,178	9	—	—	—	—
Conversion of Class B to Class A	153,220	1	(153,220)	(1)
Payments of dividends and distributions to noncontrolling interests	—	—	—	—	—	—
Purchase of preferred stock	—	—	—	—	(8,650)	—
Cumulative translation adjustment	—	—	—	—	—	—
Change in value of derivative instrument	—	—	—	—	—	—
BALANCE, FEBRUARY 28, 2014	37,267,123	$373	4,569,464	$46	928,991	$9
Net income (loss)	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	792,385	8	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	387,910	4	—	—	—	—
Distribution of 2012 Retention Plan Trust, net of taxes	607,301	6	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—
Change in value of derivative instrument	—	—	—	—	—	—
BALANCE, FEBRUARY 28, 2015	39,054,719	$391	4,569,464	$46	928,991	$9
Net income (loss)	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	190,000	2	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	2,211,963	22	—	—	—	—
Conversion of Preferred Stock to Class A Common Stock	152,919	1		—	(62,672)	—
Distributions to noncontrolling interests	—	—	—	—	—	—
BALANCE, FEBRUARY 29, 2016	41,609,601	$416	4,569,464	$46	866,319	$9
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) – (CONTINUED)
FOR THE THREE YEARS ENDED FEBRUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
BALANCE, FEBRUARY 28, 2013	578,555	(588,836)	(118)	47,083	37,099
Net income	—	43,481	—	5,174	48,655
Exercise of stock options and related income tax benefits	325	—	—	—	329
Issuance of Common Stock to employees and officers and related income tax benefits	2,003	—	—	—	2,012
Conversion of Class B to Class A	—	—	—	—	—
Payments of dividends and distributions to noncontrolling interests	—	—	—	(4,620)	(4,620)
Purchase of preferred stock	(107)	—	—	—	(107)
Cumulative translation adjustment	—	—	11	(19)	(8)
Change in value of derivative instrument	—	—	8	—	8
BALANCE, FEBRUARY 28, 2014	580,776	(545,355)	(99)	47,618	83,368
Net income (loss)	—	(99,259)	—	3,274	(95,985)
Exercise of stock options and related income tax benefits	411	—	—	—	419
Issuance of Common Stock to employees and officers and related income tax benefits	2,119	—	—	—	2,123
Distribution of 2012 Retention Plan Trust, net of taxes	2,052	—	—	—	2,058
Payments of dividends and distributions to noncontrolling interests	—	—	—	(5,428)	(5,428)
Acquisition of noncontrolling interest	—	—	—	1,197	1,197
Change in value of derivative instrument	—	—	99	—	99
BALANCE, FEBRUARY 28, 2015	585,358	(644,614)	—	46,661	(12,149)
Net income (loss)	—	2,114	—	(2,418)	(304)
Exercise of stock options and related income tax benefits	133	—	—	—	135
Issuance of Common Stock to employees and officers and related income tax benefits	3,992	—	—	—	4,014
Conversion of Preferred Stock to Class A Common Stock	—	—	—	—	1
Distributions to noncontrolling interests	—	—	—	(5,846)	(5,846)
BALANCE, FEBRUARY 29, 2016	589,483	(642,500)	—	38,397	(14,149)
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2014	2015	2016
OPERATING ACTIVITIES:
Consolidated net income (loss)	48,655	(95,985)	(304)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Impairment losses on intangible assets	—	67,915	9,499
Loss on debt extinguishment	653	1,455	—
Noncash accretion of debt instruments to interest expense	—	3,472	743
Amortization of deferred financing costs, including original issue discount	838	1,227	1,667
Depreciation and amortization	4,866	5,926	5,797
Provision for bad debts	510	627	626
(Benefit) provision for deferred income taxes	(33,176)	36,719	2,100
Noncash compensation	4,884	2,813	4,904
(Gain) loss on equity method investments and other-than-temporary impairment of available-for-sale investments	(96)	6,682	—
(Gain) loss on sale of assets	(8)	—	56
Changes in assets and liabilities—
Restricted cash	(813)	(501)	1,276
Accounts receivable	(3,256)	(6,954)	1,796
Prepaid expenses and other current assets	1,638	(1,527)	1,289
Other assets	(1,831)	(682)	(1,583)
Accounts payable and accrued liabilities	1,704	(373)	(1,236)
Deferred revenue	644	62	(133)
Income taxes	(686)	(30)	(117)
Other liabilities	237	(2,390)	(1,266)
Net cash used in operating activities—discontinued operations	(68)	—	—
Net cash provided by operating activities	24,695	18,456	25,114
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,057)	(3,514)	(3,388)
Cash paid for acquisitions	—	(136,006)	—
Proceeds from the sale of assets	11	3	—
(Cash paid for) received from investments, net	(659)	(516)	107
Other	—	(185)	—
Net cash used in investing activities—discontinued operations	(1,650)	—	—
Net cash used in investing activities	(5,355)	(140,218)	(3,281)
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2014	2015	2016
FINANCING ACTIVITIES:
Payments on long-term debt	(24,126)	(79,541)	(24,228)
Proceeds from long-term debt	7,000	214,000	11,000
Settlement of tax withholding obligations	(1,071)	(1,466)	(971)
Dividends and distributions paid to noncontrolling interests	(4,620)	(5,428)	(5,846)
Proceeds from exercise of stock options and employee stock purchases	325	411	133
Payments for debt related costs	(164)	(7,849)	(1,134)
Acquisition of rights in and purchase of preferred stock	(107)	—	—
Net cash (used in) provided by financing activities	(22,763)	120,127	(21,046)
Effect of exchange rate on cash and cash equivalents	(8)	—	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,431)	(1,635)	787
CASH AND CASH EQUIVALENTS:
Beginning of period	8,735	5,304	3,669
End of period	$5,304	$3,669	$4,456
SUPPLEMENTAL DISCLOSURES:
Cash paid for (refund from)—
Interest	$6,289	$9,781	$16,742
Income taxes	(903)	243	216
Noncash financing transactions—
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	3,074	5,637	4,963
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
b. Organization
Emmis is a diversified media company with radio broadcasting and magazine publishing operations. We own and operate four FM and one AM radio stations serving the nation’s top two markets – New York and Los Angeles, although one station in New York is operated pursuant to a Local Programming and Marketing Agreement ("LMA") whereby a third party provides the programming for the station and sells all advertising within that programming. See Note 1e below for more discussion of LMAs. Additionally, we own and operate fifteen FM and three AM radio stations with strong positions in St. Louis, Austin (we have a 50.1% controlling interest in our radio stations located there), Indianapolis and Terre Haute. Emmis also developed and licenses TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, and has developed NextRadio®, a smartphone application that marries over-the-air FM radio broadcasts with visual and interactive features on smartphones.
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
d. Allowance for Doubtful Accounts
An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for doubtful accounts for the three years ended February 29, 2016 was as follows:

	Balance At Beginning Of Year	Provision	Write-Offs	Balance At End Of Year
Year ended February 28, 2014	$523	$510	$(459)	$574
Year ended February 28, 2015	574	627	(536)	665
Year ended February 29, 2016	665	626	(357)	934

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
LMA fees recorded as net revenues in the accompanying consolidated statements of operations were as follows for the years ended February 2014, 2015 and 2016:

	For the years ended February 28 (29),
	2014	2015	2016
98.7FM, New York	$10,331	$10,331	$10,331
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
h. Restricted Cash
Restricted cash generally represents either cash on deposit in trust accounts related to our 98.7FM LMA in New York City that services long-term debt as discussed in Note 5, or cash collected by our wholly-owned subsidiary, NextRadio LLC, from other radio broadcasters for payments to Sprint. Usage of cash collected by NextRadio LLC is restricted for specific purposes by funding agreements. For more discussion of NextRadio LLC, see Note 8.

i. Property and Equipment
Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, five to seven years for broadcasting equipment, five years for automobiles, and three to five years for office equipment. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See Note 1p for more discussion of impairment policies related to our property and equipment. Depreciation expense for the years ended February 2014, 2015 and 2016 was $4.8 million, $5.0 million and $4.3 million, respectively.
j. Intangible Assets and Goodwill
Indefinite-lived Intangibles and Goodwill
In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on December 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 9, Intangible Assets and Goodwill, for more discussion of our interim and annual impairment tests performed during the three years ended February 29, 2016.
Definite-lived Intangibles
The Company’s definite-lived intangible assets primarily consist of patents, trademarks, customer lists and radio programming contracts which are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.
k. Advertising and Subscription Acquisition Costs
Advertising and subscription acquisition costs are expensed when incurred. Advertising expense for the years ended February 2014, 2015 and 2016 was $2.8 million, $3.2 million and $4.1 million, respectively.
l. Investments
For those investments in common stock or in-substance common stock in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. For other investments held at February 29, 2016, the Company applies the accounting guidance for certain investments in debt and equity securities. Emmis’ equity method investment reports on a fiscal year ending December 31, which Emmis incorporates into its fiscal year ended February 28 (29).
Emmis has two investments, the carrying values of which are summarized in the following table and discussed below:

	For the years ending February 28 (29),
	2015	2016
Available-for-sale investment	$500	$800
Equity method investment	526	337
Total investments	$1,026	$1,137
Equity method investment
Emmis has a minority interest in a partnership that owns and operates various entertainment websites.
Available for sale investment
Emmis’ available for sale investment is an investment in the preferred shares of a non-public company. During the year ended February 29, 2016, Emmis received an additional $0.3 million of preferred shares of this non-public company in exchange for promotional airtime on its various radio stations. This investment is accounted for under the provisions of ASC 320, and as such, is carried at its fair value which Emmis believes approximates its cost basis of $0.8 million.
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
m. Deferred Revenue and Barter Transactions
Deferred revenue includes deferred magazine subscription revenue, deferred barter and other transactions in which payments are received prior to the performance of services (i.e. cash-in-advance advertising and prepaid LMA payments). Magazine subscription revenue is recognized when the publication is shipped. Barter transactions are recorded at the estimated fair value of the product or service received. Revenue from barter transactions is recognized when commercials are broadcast or a publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Barter revenues for the years ended February 2014, 2015 and 2016 were $8.5 million, $8.5 million and $8.5 million, respectively, and barter expenses were $8.7 million, $8.7 million, and $8.5 million, respectively.
n. Earnings Per Share
ASC Topic 260 requires dual presentation of basic and diluted income (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 2014, 2015 and 2016 consisted of stock options, restricted stock awards and preferred stock.
The following table sets forth the calculation of basic and diluted net income (loss) per share from continuing operations:

	For the year ended
	February 28, 2014			February 28, 2015			February 29, 2016
	Net Loss	Shares	Net Loss Per Share	Net Income	Shares	Net Income Per Share	Net Loss	Shares	Net Loss Per Share
	(amounts in 000’s, except per share data)
Basic net income (loss) per common share:
Net income (loss) available to common shareholders from continuing operations	$43,806	40,506	$1.08	$(99,259)	42,537	$(2.33)	$1,952	44,136	$0.04
Impact of equity awards	—	3,264		—	—		—	1,128
Impact of conversion of preferred stock into common stock	(325)	2,272		—	—		—	—
Diluted net income (loss) per common share:
Net income (loss) available to common shareholders from continuing operations	$43,481	46,042	$0.94	$(99,259)	42,537	$(2.33)	$1,952	45,264	$0.04

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the year ended February 28 (29),
	2014	2015	2016
	(shares in 000’s )
Preferred stock	—	2,266	2,426
Stock options and restricted stock awards	1,995	4,324	5,115
Antidilutive common share equivalents	1,995	6,590	7,541
o. Income Taxes
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
p. Long-Lived Tangible Assets
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
q. Noncontrolling Interests
The Company follows Accounting Standards Codification paragraph 810-10-65-1 to report the noncontrolling interests related to our Austin radio partnership and Digonex. We have a 50.1% controlling interest in our Austin radio partnership. We do not own any of the common equity of Digonex, but we consolidate the entity because we control its board of directors via rights granted in convertible preferred stock and convertible debt that we own.
Noncontrolling interests represents the noncontrolling interest holders' proportionate share of the equity of the Austin radio partnership and Digonex. Noncontrolling interests are adjusted for the noncontrolling interest holders' proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. Below is a summary of the noncontrolling interest activity for the years ended February 2015 and 2016:

	Austin radio partnership	Digonex	Other	Total noncontrolling interests
Balance, February 28, 2014	$47,604	$—	$14	$47,618
Net income (loss)	5,697	(2,419)	(4)	3,274
Payments of dividends and distributions to noncontrolling interests	(5,418)	—	(10)	(5,428)
Acquisition of noncontrolling interest	—	1,197	—	1,197
Balance, February 28, 2015	47,883	(1,222)	$—	46,661
Net income (loss)	5,519	(7,937)	—	(2,418)
Payments of dividends and distributions to noncontrolling interests	(5,846)	—	—	(5,846)
Balance, February 29, 2016	$47,556	$(9,159)	$—	$38,397

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
s. National Representation Agreement
On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. (“Interep”) and entered into a new agreement with Katz Communications, Inc. (“Katz”) extending through March 2018. Emmis’ existing contract with Interep at the time extended through September 2011. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep agreed to release Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz. Emmis measured and recognized the charge associated with terminating the Interep contract as of the effective termination date, which was recorded as a noncash contract termination fee in the year ended February 2008. The liability established as a result of the termination represents an incentive received from Katz that is being recognized as a reduction of our national agency commission expense over the term of the agreement with Katz. The current portion of this liability is included in other current liabilities and the long-term portion of this liability is included in other noncurrent liabilities in the accompanying consolidated balance sheets at February 28, 2015 and February 29, 2016.
t. Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2017 with cash and cash equivalents on hand, projected cash flows from operations, and, to the extent necessary, through its borrowing capacity under the 2014 Credit Agreement, which was $17.0 million at February 29, 2016. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2017.
u. Recent Accounting Standards Updates
Adoption of New Accounting Standards Updates
In April 2014, the FASB issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, to update the criteria for reporting discontinued operations and enhance related disclosures. Under the new guidance, only disposals that have a major effect through a strategic shift on an organization’s operations and financial results should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance was effective for the Company as of March 1, 2015. This guidance did not have any affect on the Company's results of operations, cash flows or financial condition. The Company believes that implementation of this guidance will reduce the number of transactions that will qualify for reporting as discontinued operations in the future.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update requires that all debt issuance costs be presented as an offset to the associated debt liability rather than as a deferred charge. This guidance was modified in August 2015 to allow the existing presentation to continue for line-of-credit arrangements. Although the guidance would have been effective for the Company as of March 1, 2016, the Company chose to adopt the provisions of this ASU as of February 29, 2016 as permitted by the FASB. The Company chose to early-adopt this Accounting Standards Update as it simplified the presentation of debt issuance costs and the associated debt liability.
As required by Accounting Standards Update 2015-03, the reclassification of debt issuance costs was applied retrospectively. The following depicts the impact of the adoption of this Accounting Standards Update on our consolidated balance sheets as of February 28, 2015. The adoption of this Accounting Standards Update did not have any effect on our results of operations or cash flows.

	February 28, 2015 (As originally reported)	Impact of Adoption of ASU 2015-03	February 28, 2015 (As adjusted)
ASSETS:
Deferred debt issuance costs, net of accumulated amortization of $868	3,438	(3,438)	—
Total other assets, net	10,420	(3,438)	6,982
Total assets	334,732	(3,438)	331,294
LIABILITIES AND DEFICIT:
Long-term debt, net of current portion	254,150	(3,438)	250,712
Total liabilities	346,881	(3,438)	343,443
Total liabilities and deficit	334,732	(3,438)	331,294

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities to be presented as noncurrent in a classified balance sheet. The Company early adopted this update as of September 1, 2015 as permitted by the FASB. Adoption of this update did not have any effect on the Company's financial position as the Company did not have any deferred tax assets or liabilities classified as current in any period presented in the accompanying consolidated balance sheets.
Recent Accounting Standards Updates Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. In April 2015, the FASB voted to defer the effective date of this Accounting Standards Update for one year. This guidance will be effective for the Company as of March 1, 2018. The Company is currently evaluating the method of adoption and impact, if any, the adoption of this guidance will have on its consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance was effective for the Company as of March 1, 2016. The adoption of this update is not expected to have an impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance as to when a company using a cloud computing service that includes a software license should capitalize and depreciate the software license. This guidance was effective for the Company as of March 1, 2016. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact on its consolidated financial statements.
In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in the provisional amount as if the accounting had been completed at the acquisition date. This guidance was effective for the Company as of March 1, 2016. The Company does not anticipate this guidance will have any impact on its consolidated financial statements as the purchase price allocations of the Company's recent business combinations have been finalized.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance will be effective for the Company as of March 1, 2019. A modified retrospective transition method is required. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

2. COMMON STOCK
Emmis has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan. All shares of Class B common stock automatically convert to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 28 (29), 2015 and 2016, no shares of Class C common stock were issued or outstanding.
On December 7, 2015, we received a notification from the Listing Qualifications Department of Nasdaq indicating that our Class A common stock was not in compliance with Markeplace Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because the minimum bid price of our Class A common stock on the Nasdaq Global Select Market closed below $1.00 per share for 30 consecutive business days. In accordance with Marketplace Rules 5810(c)(3)(A) and 5810(c)(3)(D), the Company has 180 calendar days, or until June 6, 2016 to regain compliance with the Minimum Bid Price Rule. During the 180 day period, the Class A common stock will continue to trade on the Nasdaq Global Select Market.
If the Company does not regain compliance prior to the end of the 180 day period, Nasdaq will notify us that the Class A common stock will be delisted from the Nasdaq Global Select Market. Nasdaq rules would then permit us to appeal any delisting determination by the Nasdaq staff to a Listing Qualifications Panel.

3. REDEEMABLE PREFERRED STOCK
The Company's redeemable Preferred Stock was delisted from the Nasdaq Global Select Market on March 28, 2016. Pursuant to the Company's Articles of Incorporation, all shares of Preferred Stock were converted into shares of Class A common stock on April 4, 2016. Subsequent to the mandatory conversion on April 4, 2016, no shares of the Company's redeemable Preferred Stock remain outstanding. On various dates subsequent to February 29, 2016, including the mandatory conversion date of April 4, 2016, 866,319 shares of Preferred Stock were converted into 2,425,692 shares of Class A common stock. See Note 16, Subsequent Events, for more details.
Each share of redeemable Preferred Stock was convertible into a number of shares of common stock, which was determined by dividing the liquidation preference of the share of preferred stock ($50.00 per share) by the conversion price. The conversion price was originally $20.495, which resulted in a conversion ratio of approximately 2.44 shares of common stock per share of Preferred Stock. On February 17, 2016, shareholders of Emmis' common stock and Preferred Stock approved amendments to Emmis' Articles of Incorporation which, among other things, modified the conversion ratio to 2.80 shares of Class A common stock per share of Preferred Stock. In connection with this modification, the Company recorded a loss of $0.2 million.
On May 2, 2013, the Board of the Company approved a repurchase program for the Company’s Preferred Stock under which the Company could repurchase up to $0.5 million in aggregate purchase price of its Preferred Stock commencing May 9, 2013. During the year ended February 28, 2014, the Company purchased 8,650 shares of Preferred Stock at a weighted average price of $12.38 per share. We recorded a gain on extinguishment of preferred stock of $0.3 million, net of transaction fees and expenses, which was recorded as a decrease to accumulated deficit and included in the computation of net income available to common shareholders in the accompanying consolidated financial statements. We did not repurchase any of our Preferred Stock during the years ended February 28, 2015 or February 29, 2016.
2012 Retention Plan and Trust
On April 2, 2012, the shareholders of the Company approved the 2012 Retention Plan at a special meeting of shareholders. The Company contributed 400,000 shares of its Preferred Stock to the Trust in connection with the approval of the 2012 Retention Plan. Awards granted under the 2012 Retention Plan entitled the participants to receive a distribution two years from the date of shareholder approval of the plan, provided the participant was an employee upon inception of the plan and remained an employee through the vesting date. The Trustee of the plan was Jeffrey H. Smulyan, our Chairman of the Board and Chief Executive Officer.
In connection with the approval of the 2012 Retention Plan, the Trustee and the Trust entered into a Voting and Transfer Restriction Agreement with Emmis, pursuant to which Emmis had the right to direct the vote of the 400,000 shares of Preferred Stock contributed to the Trust under the 2012 Retention Plan. The Company also had the right to exchange the 400,000 shares of Preferred Stock into shares of Class A common stock at the same ratio as the then current conversion formula in the Preferred Stock (approximately 2.44 shares of Class A common stock for each share of Preferred Stock).
On March 5, 2014, the Board of Directors of the Company approved the exercise of the Company's repurchase option under the Voting and Transfer Restriction Agreement with the Trustee of the 2012 Retention Plan and Trust. Pursuant to the

exercise of that option, the Company repurchased 400,000 shares of Preferred Stock from the trustee in exchange for 975,848 shares of the Company's Class A common stock. On April 2, 2014, 975,848 shares of Class A common stock were distributed to employees who met the vesting requirements of the plan. The Company recognized approximately $2.2 million and $0.4 million of compensation expense related to the 2012 Retention Plan during the years ended February 28, 2014 and 2015, respectively.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended February 2014, 2015 and 2016:

	For the Years Ended February 28 (29),
	2014	2015	2016
Risk-Free Interest Rate:	0.6% - 1.5%	1.2% - 1.5%	1.2% - 1.4%
Expected Dividend Yield:	0%	0%	0%
Expected Life (Years):	4.3	4.3	4.3
Expected Volatility:	80.4% - 115.9%	69.0% - 73.9%	57.2% - 64.6%

The following table presents a summary of the Company’s stock options outstanding at February 29, 2016, and stock option activity during the year ended February 29, 2016 (“Price” reflects the weighted average exercise price per share):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	5,724,446	$1.76
Granted	2,478,719	1.48
Exercised (1)	190,000	0.70
Forfeited	135,000	2.29
Expired	84,463	10.87
Outstanding, end of period	7,793,702	1.59	6.8	$104
Exercisable, end of period	4,470,449	1.52	5.2	$92

(1)
The Company did not record an income tax benefit related to option exercises in the years ended February 2014, 2015 and 2016. Cash received from option exercises during the years ended February 2014, 2015 and 2016 was $0.3 million, $0.4 million and $0.1 million, respectively.

The weighted average grant date fair value of options granted during the years ended February 2014, 2015 and 2016, was $1.67, $1.64 and $0.75, respectively.

A summary of the Company’s nonvested options at February 29, 2016, and changes during the year ended February 29, 2016, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	3,167,083	$1.08
Granted	2,478,719	0.75
Vested	2,187,549	0.93
Forfeited	135,000	1.22
Nonvested, end of period	3,323,253	0.93
There were 2.3 million shares available for future grants under the Company’s various equity plans at February 29, 2016 (1.0 million shares under the 2015 Equity Compensation Plan and 1.3 million shares under other plans). The vesting dates of outstanding options at February 29, 2016 range from March 2016 to January 2019, and expiration dates range from March 2016 to January 2026.

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

On January 16, 2013, the Company commenced an option exchange program whereby optionees holding certain fully-vested underwater stock options were given the opportunity to exchange those stock options into restricted stock with a one-year vesting term. The exchange ratios were intended to result in little to no incremental accounting cost to the Company because the fair value of the options was measured immediately prior to the exchange and compared to the fair value of the restricted stock exchanged. The exchange offer closed February 15, 2013. Pursuant to the exchange offer and based on participant elections, approximately 2.2 million stock options were canceled and approximately 0.5 million shares of restricted stock were issued. These shares of restricted stock vested February 19, 2014. The exchange resulted in less than $0.1 million of incremental accounting cost during the year ended February 28, 2014.
The following table presents a summary of the Company’s restricted stock grants outstanding at February 29, 2016, and restricted stock activity during the year ended February 29, 2016 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	677,634	$2.26
Granted	3,138,673	1.09
Vested (restriction lapsed)	2,949,279	1.16
Forfeited	15,000	1.82
Grants outstanding, end of period	852,028	1.78

The total grant date fair value of shares vested during the years ended February 2014, 2015 and 2016, was $2.2 million, $4.1 million and $3.4 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the years ended February 2014, 2015 and 2016:

	Year Ended February 28 (29),
	2014	2015	2016
Station operating expenses	$2,236	$720	$1,760
Corporate expenses	2,648	2,093	3,144
Stock-based compensation expense included in operating expenses	4,884	2,813	4,904
Tax benefit	1,954	—	—
Recognized stock-based compensation expense, net of tax	$2,930	$2,813	$4,904

As of February 29, 2016, there was $2.3 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.7 years.

5. LONG-TERM DEBT
Long-term debt was comprised of the following at February 28 (29), 2015 and 2016:

	As of February 28, 2015	As of February 29, 2016
Revolver	8,000	3,000
Term Loan	185,000	181,762
Total 2014 Credit Agreement debt	193,000	184,762

Digonex nonrecourse debt (1)	3,971	4,714
98.7FM nonrecourse debt	70,401	65,411
Current maturities	(6,840)	(17,573)
Unamortized original issue discount	(9,820)	(9,287)
Total long-term debt	$250,712	$228,027
(1) The face value of Digonex nonrecourse debt is $6.2 million
2014 Credit Agreement
On June 10, 2014, Emmis entered into the 2014 Credit Agreement, by and among the Company, EOC, as borrower (the “Borrower”), certain other subsidiaries of the Company, as guarantors (the “Subsidiary Guarantors”), the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent. Capitalized terms in this section not defined elsewhere in this Form 10-K are defined in the 2014 Credit Agreement and related amendments.
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
The Initial Proceeds, coupled with $13.0 million of revolving credit facility borrowings, were used by the Borrower on June 10, 2014 to repay all amounts outstanding under its previous credit agreement, to make a $55.0 million initial payment associated with our acquisition of WBLS-FM and WLIB-AM, and to pay fees and expenses. The Subsequent Acquisition Proceeds were used to make the final $76.0 million payment related to the acquisition of WBLS-FM and WLIB-AM on February 13, 2015. See Note 7 for more discussion of our acquisition of WBLS-FM and WLIB-AM.
The Term Loan is due not later than June 10, 2021 and, prior to the Second Amendment to the 2014 Credit Agreement discussed below, amortized in an amount equal to 1% per annum of the total principal amount outstanding, payable in quarterly installments commencing April 1, 2015, with the balance payable on the maturity date. The revolving credit facility expires not later than June 10, 2019. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the revolving credit facility. Prior to the First Amendment and Second Amendment to the 2014 Credit Agreement discussed below, the Term Loan and amounts borrowed under the revolving credit facility bore interest, at the Borrower’s option, at either (i) the Alternate Base Rate (as defined in the 2014 Credit Agreement) (but not less than 2.00%) plus 3.75% or (ii) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) (but not less than 1.00%) plus 4.75%.
Approximately $1.0 million of transaction fees related to the 2014 Credit Agreement were originally capitalized and included in other assets, net. The Company adopted the provisions of Accounting Standards Update 2015-03 during the year ended February 29, 2016. As such, the unamortized balance of existing deferred debt fees was reclassified and is now shown as a direct reduction of the carrying amount of long-term debt. These fees, along with an original issue discount of $8.2 million ($6.1 million incurred in connection with the original issuance of the 2014 Credit Agreement debt on June10, 2014, $1.0 million million incurred in connection with the November 7, 2014 amendment to the 2014 Credit Agreement and $1.1 million incurred in connection with the April 30, 2015 amendment to the 2014 Credit Agreement) are being amortized as additional interest expense over the life of the 2014 Credit Agreement.
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
On April 30, 2015, Emmis entered into a Second Amendment to our 2014 Credit Agreement. The Second Amendment (i) increased the maximum Total Leverage Ratio to (A) 6.75:1.00 during the period from May 31, 2015 through February 29, 2016, (B) 6.50:1.00 for the quarter ended May 31, 2016, (C) 6.25:1.00 for the quarter ended August 31, 2016, (D) 6.00:1.00 for the quarter ended November 30, 2016, and (E) 5.75:1.00 for the quarter ended February 28, 2017, after which it reverts to the original ratio of 4.00:1.00 for the quarters ended May 31, 2017 and thereafter, (ii) required Emmis to pay a 2.00% fee on certain prepayments of the Term Loan prior to the first anniversary of the Second Amendment and requires Emmis to pay a 1.00% fee on certain prepayments of the Term Loan from the first anniversary of the Second Amendment until the second anniversary of the Second Amendment, (iii) increased the Applicable Margin throughout the remainder of the term of the Credit Agreement to 5.00% for ABR Loans (as defined in the Credit Agreement) and 6.00% for Eurodollar Loans (as defined in the 2014 Credit Agreement), and (iv) increased the amortization to 0.50% per calendar quarter through January 1, 2016 and to 1.25% per calendar quarter thereafter commencing April 1, 2016. The Second Amendment also required Emmis to pay a fee of 0.50% of the Term Loan and Revolving Commitment of each Lender that consented to the Second Amendment. This fee totaled $1.1 million and was recorded as additional original issue discount and is being amortized as interest expense over the remaining life of the 2014 Credit Agreement.
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
2012 Credit Agreement
On December 28, 2012, Emmis entered into a credit facility (the “2012 Credit Agreement”) to provide for total borrowings of up to $100 million, including (i) an $80 million term loan and (ii) a $20 million revolver, of which $5 million could be used for letters of credit. On June 10, 2014, Emmis entered into the 2014 Credit Agreement. In connection with the execution of the 2014 Credit Agreement, the 2012 Credit Agreement was terminated effective June 10, 2014, and all amounts outstanding under that agreement were paid in full. During the three months ended August 31, 2014, the Company recorded a loss on debt extinguishment of $1.5 million related to the termination of the 2012 Credit Agreement.
2014 Credit Agreement Covenants
We were in compliance with all financial and non-financial covenants as of February 29, 2016. Our Total Leverage Ratio and Minimum Interest Coverage Ratio (each as defined in the 2014 Credit Agreement) requirements and actual amounts as of February 29, 2016 were as follows:

As of February 29, 2016
	Covenant Requirement	Actual Results
Maximum Total Leverage Ratio	6.75 : 1.00	5.40 : 1.00
Minimum Interest Coverage Ratio	2.00 : 1.00	2.49 : 1.00

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
Based on amounts outstanding at February 29, 2016, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year Ended	2014 Credit Agreement
February 28 (29),	Revolver	Term Loan	98.7FM Debt	Digonex Debt	Total
2017	$—	$12,120	$5,453	$—	$17,573
2018	—	9,250	6,039	6,199	21,488
2019	—	9,250	6,587	—	15,837
2020	3,000	9,250	7,150	—	19,400
2021	—	9,250	7,755	—	17,005
Thereafter	—	132,642	32,427	—	165,069
Total	$3,000	$181,762	$65,411	$6,199	$256,372

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

Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28 (29), 2015 and 2016. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of February 29, 2016
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$800	$800
Total assets measured at fair value on a recurring basis	$—	$—	$800	$800

	As of February 28, 2015
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Available for sale securities	$—	$—	$500	$500
Total assets measured at fair value on a recurring basis	$—	$—	$500	$500
Available for sale securities — Emmis’ available for sale securities are comprised of preferred stock of a private company that is not traded in active markets. The preferred stock is recorded at fair value, which is generally estimated using significant unobservable market parameters, resulting in a level 3 categorization. The carrying value of our available for sale securities is determined by using implied valuations of recent rounds of financing and by other corroborating evidence, including the application of various valuation methodologies including option-pricing and discounted cash flow based models. During the year ended February 28, 2015, the Company determined that its investment in Courseload, Inc. was fully impaired and the impairment was other-than-temporary. As such, the Company recorded a noncash inpairment charge of $6.7 million. Available for sale securities are included in investments on our consolidated balance sheets. See Note 1l for more discussion.
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	Year Ended February 28 (29),
	2015	2016
	Available For Sale Securities
Beginning Balance	$6,750	$500
Purchases	432	300
Other than temporary impairment losses	(6,682)	—
Ending Balance	$500	$800
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
- 2014 Credit Agreement debt: As of February 29, 2016, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $157.1 million and $184.8 million, respectively. The Company's estimate of fair value was based on quoted prices of this instrument and is considered a Level 2 measurement.
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

The following table (in thousands) summarizes the fair values of the identifiable assets acquired and liabilities assumed in the acquisition of the Stations as of June 10, 2014. The second closing liability and the LMA payments made subsequent to the first closing that were recognized as additional purchase price were discounted as of the first closing on June 10, 2014. The purchase price allocation of WBLS-FM and WLIB-AM was based on the present values of these liabilities. Accretion of these liabilities, totaling $3.1 million, was recognized during the year ended February 28, 2015 as additional interest expense.

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
Goodwill was calculated as the excess of the purchase price over the net assets acquired. Management attributed the goodwill recognized in the acquisition of the Stations to the power of the existing WBLS-FM and WLIB-AM brands in the New York marketplace as well as the synergies and growth opportunities expected through the combination of the adult urban and urban gospel stations with the Company's existing hip-hop station. The $58.4 million of goodwill recognized in the transaction was included in our radio segment and is deductible for tax purposes. As part of our annual impairment testing conducted in December 2014, the Company determined that the goodwill associated with this transaction was fully impaired. See Note 9 for more discussion of the goodwill impairment.
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
On June 16, 2014, Emmis invested $3.0 million in Digonex Technologies, Inc ("Digonex"), an Indiana corporation that provides dynamic pricing solutions to customers in various industries. Emmis believes that its acquisition of Digonex gives it entry into the growing dynamic pricing marketplace which can serve a diverse clientèle, and can possibly help Emmis with yields on its own advertising inventory and special events. Emmis’ initial investment of $3.0 million ($1.0 million in Digonex Preferred Stock and $2.0 million in the form of convertible debt) resulted in Emmis appointing a majority of the board of directors of Digonex and holding rights convertible into 51% of the fully diluted common equity of Digonex. As Emmis controlled the board of directors of Digonex as of its initial investment on June 16, 2014, Emmis began consolidating the results of Digonex as of that date. Subsequent to its consolidation of Digonex, Emmis has contributed an additional $4.5 million to Digonex in the form of convertible debt, which resulted in Emmis owning rights that are convertible into at least 76% of the common equity of Digonex.
Digonex reports on a calendar year ending December 31, which Emmis consolidates into its fiscal year ending February 28(29). Net revenues and operating expenses, excluding depreciation and amortization expense, of Digonex for the period June 16, 2014 to December 31, 2014, which Emmis consolidated into its results of operations for the year ended February 28, 2015 were $0.2 million and $1.4 million, respectively. Unaudited pro forma consolidated financial information as if the closing of Digonex had occurred on March 1, 2013 is not presented as the results of operations of Digonex prior to its acquisition on June 16, 2014 were not material.

The following table (in thousands) summarizes the fair values of the identifiable assets acquired and liabilities assumed in the acquisition of Digonex as of June 16, 2014.

Cash	$456
Other current and noncurrent assets	9
Goodwill	2,753
Other intangibles	6,180
Accounts payable and accrued expenses	(462)
Other current liabilities and noncurrent liabilities	(1,139)
Long-term debt	(3,600)
Noncontrolling interests	(1,197)
Total purchase price, including assumed liabilities	3,000
Less: Cash acquired	(456)
Total purchase price, net of cash acquired	$2,544
The goodwill recognized in the acquisition of Digonex is attributable to the assembled workforce and existing business processes. The $2.8 million of goodwill recognized in the transaction is included in our corporate and emerging technologies segment and is not deductible for tax purposes. As part of our annual impairment testing conducted in December 2015, the Company determined that the goodwill associated with Digonex was partially impaired, and recorded an impairment charge of $0.7 million. See Note 9 for more discussion of the goodwill impairment.
Other intangibles consist of patents of $5.2 million, a customer list intangible asset of $0.7 million and trademarks of $0.3 million. The patents are being amortized over 7 years, the customer list intangible asset is being amortized over 3 years and the trademarks are being amortized over 15 years. See Note 9 for more discussion of the definite-lived intangible impairments.

8. OTHER SIGNIFICANT TRANSACTIONS

Next Radio LLC - Sprint Agreement
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's smartphone application, NextRadio, in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through February 29, 2016, the NextRadio application had not generated a material amount of revenue.
Nearly all of the largest radio broadcasters and many smaller radio broadcasters expressed support for NextRadio LLC's agreement with Sprint. Accordingly, NextRadio LLC entered into a number of funding agreements with radio broadcasters and other participants in the radio industry to collect and remit cash to Sprint to fulfill the quarterly payment obligation. As part of some of these funding agreements, Emmis agreed to certain limitations on the operation of its NextRadio and TagStation businesses, including assurances of access to the NextRadio app and to TagStation (the cloud-based engine that provides data to the NextRadio application), and limitations on the sale of the businesses to potential competitors of the U.S. radio industry. Emmis also granted the U.S. radio industry (as defined in the funding agreements) a call option on substantially all of the assets used in the NextRadio and TagStation businesses in the United States. The call option may be exercised in August 2017 or August 2019 by paying Emmis a purchase price equal to the greater of (i) the appraised fair market value of the NextRadio and TagStation businesses, or (ii) two times Emmis' cumulative investments in the development of the businesses. If the call option is exercised, the businesses will continue to be subject to the operating limitations applicable today, and no radio operator will be permitted to own more than 30% of the NextRadio and TagStation businesses.
Emmis determined that NextRadio LLC is a variable interest entity (VIE) and that Emmis is the primary beneficiary because the Company has the power to direct substantially all of the activities of NextRadio LLC, and because the Company may absorb certain losses and receive certain benefits from the operations of the VIE. Emmis does not record any revenue or expense related to the amounts that are collected and remitted to Sprint except the portion of any payment to Sprint that was actually contributed to NextRadio LLC by Emmis. Emmis contributed approximately $1.1 million, $0.5 million and $0.4 million to NextRadio LLC during the years ended February 2014, 2015 and 2016, respectively. These amounts were recorded as station operating expenses, excluding depreciation and amortization expense.

As of February 28, 2015, the carrying value of assets within NextRadio LLC totaled $1.3 million, which represented cash collected by NextRadio LLC from other broadcasting companies and other companies in the radio industry. This cash is restricted because it must be remitted to Sprint. NextRadio LLC had $1.3 million of liabilities at February 28, 2015, which represented the obligation to remit cash received from radio industry participants to Sprint. NextRadio LLC remitted all cash collected from other broadcasting companies and other companies in the radio industry to Sprint as of February 29, 2016, and thus has no assets or liabilities as of that date.

LMA of 98.7FM in New York, NY and Related Financing Transaction
On April 26, 2012 Emmis entered into an LMA with a subsidiary of Disney Enterprises, Inc., pursuant to which the Disney subsidiary purchased the right to provide programming for 98.7FM in New York, NY until August 24, 2024. Emmis retains ownership and control of 98.7FM, including the related FCC license during the term of the LMA and receives an annual fee from the Disney subsidiary. The fee, initially $8.4 million annually, increases by 3.5% annually until the LMA's termination.
As discussed in Note 5, Emmis, through newly-created subsidiaries, issued $82.2 million of notes, which are nonrecourse to the rest of the Company's subsidiaries and are secured by the assets of the newly-created subsidiaries including the payments made in connection with the 98.7FM LMA. See Notes 1e and 5 for more discussion of the LMA payments and nonrecourse debt.
The following table summarizes Emmis' operating results of 98.7FM for all periods presented. Emmis programmed 98.7FM until the LMA commenced on April 26, 2012. 98.7FM is a part of our radio segment. Results of operations of 98.7FM for the years ended February 2014, 2015 and 2016 were as follows:

	For the year ended February 28 (29),
	2014	2015	2016
Net revenues	$10,331	$10,331	$10,331
Station operating expenses, excluding depreciation and amortization expense	1,009	1,002	1,000
Impairment loss on intangible assets (Note 9)	—	9,462	1,766
Depreciation and amortization	—	—	21
Interest expense	3,416	3,238	3,042

Assets and liabilities of 98.7FM as of February 28 (29), 2015 and 2016 were as follows:

	As of February 28 (29),
	2015	2016
Current assets:
Restricted cash	$1,467	$1,464
Prepaid expenses	603	545
Total current assets	2,070	2,009
Noncurrent assets:
Property and equipment	—	253
Indefinite lived intangibles	51,063	49,297
Deposits and other	4,428	5,460
Total noncurrent assets	55,491	55,010
Total assets	$57,561	$57,019
Current liabilities:
Accounts payable and accrued expenses	$22	$14
Current maturities of long-term debt	4,990	5,453
Deferred revenue	753	779
Other current liabilities	241	223
Total current liabilities	6,006	6,469
Noncurrent liabilities:
Long-term debt, net of current portion	62,916	57,728
Other noncurrent liabilities	27	—
Total noncurrent liabilities	62,943	57,728
Total liabilities	$68,949	$64,197

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
Impairment testing
The Company generally performs its annual impairment review of indefinite-lived intangibles as of December 1 each year. At the time of each impairment review, if the fair value of the indefinite-lived intangible is less than its carrying value a charge is recorded to results of operations. When indicators of impairment are present, the Company will perform an interim impairment test. In connection with the April 2012 LMA with a subsidiary of Disney Enterprises, Inc. discussed in Note 1e, the Company separated its two New York stations into separate units of accounting. Concurrent with the separation of the stations into separate units of accounting, the Company performed an interim impairment test of those licenses. Impairment recorded as a result of our annual impairment testing is summarized in the table below. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted.

	Annual Assessment
	FCC Licenses	Goodwill	Definite-lived	Total
Year Ended February 28, 2014	—	—	—	—
Year Ended February 28, 2015	9,520	58,395	—	67,915
Year Ended February 29, 2016	5,440	695	3,364	9,499

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
Below are some of the key assumptions used in our annual impairment assessments. As part of our December 1, 2014 and 2015 annual impairment assessments, we reduced long-term growth rates in most of the markets in which we operate based on recent industry trends and our expectations for the markets going forward. The methodology used to value our FCC licenses has not changed in the three-year period ended February 29, 2016.

	December 1, 2013	December 1, 2014	December 1, 2015
Discount Rate	12.0% - 12.4%	12.1% - 12.5%	12.0% - 12.4%
Long-term Revenue Growth Rate	2.3% - 3.1%	1.5% - 3.0%	1.3% - 2.5%
Mature Market Share	3.5% - 30.2%	3.2% - 29.2%	3.2% - 29.3%
Operating Profit Margin	25.0% - 39.1%	25.1% - 39.2%	25.0% - 39.1%
As of February 28 (29), 2015 and 2016, the carrying amounts of the Company’s FCC licenses were $210.1 million and $205.1 million, respectively. These amounts are entirely attributable to our radio division. The table below presents the changes to the carrying values of the Company’s FCC licenses for the years ended February 2015 and 2016 for each unit of accounting.

	Change in FCC License Carrying Values
Unit of Accounting	As of February 28, 2014	Purchase	Impairment	As of February 28, 2015	Purchase	Impairment	As of February 29, 2016
New York Cluster	$2,597	$69,019	$—	$71,616	$—	$—	$71,616
98.7FM (New York)	60,525	—	(9,462)	$51,063	—	(1,766)	49,297
Austin Cluster	39,255	—	—	$39,255	—	(2,343)	36,912
St. Louis Cluster	27,692	—	—	$27,692	—	(1,293)	26,399
Indianapolis Cluster	17,654	—	—	$17,654	512	—	18,166
KPWR-FM (Los Angeles)	2,018	—	—	$2,018	—	—	2,018
Terre Haute Cluster	817	—	(58)	$759	—	(38)	721
Total	$150,558	$69,019	$(9,520)	$210,057	$512	$(5,440)	$205,129
The FCC license purchase of $69.0 million during the year ended February 28, 2015 solely relates to our purchase of WBLS-FM and WLIB-AM. See Note 7 for more discussion of this acquisition. The FCC license purchase of $0.5 million during the year ended February 29, 2016 solely relates to our purchase of an FM translator in Indianapolis.
Impairment recorded during the year ended February 28, 2015 mostly relates to our FCC license in New York that is being operated pursuant to an LMA and this license is assessed individually since it is the only FCC license in that unit of account. Additional impairment was recorded for our New York station being operated pursuant to an LMA during the year ended February 29, 2016 along with impairment for our Austin, St. Louis and Terre Haute clusters. Declining market revenues in calendar 2014 and 2015, coupled with a reduction in the Company's estimate of long-term revenue growth rates, led to a lower estimate of fair value for these FCC licenses.

Valuation of Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market, excluding any stations that are being operated pursuant to an LMA, and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as well as recent market transactions as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. For the annual assessment performed as of December 1, 2015, the Company applied a market multiple of 8.0 and 6.0 times the reporting unit’s operating performance for our radio and publishing reporting units, respectively. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
The Company used an income approach to determine the enterprise value of Digonex. Digonex is a dynamic pricing business that does not have well-established industry trading multiples, analyst estimates of valuations, or recently completed transactions that would indicate fair values of these businesses. As such, the Company used a discounted cash flow method to determine the fair value of Digonex.
This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations. The methodology used to value our goodwill has not changed in the three-year period ended February 29, 2016.
During our December 2015 annual goodwill impairment test, the Company wrote off $0.7 million of goodwill associated with Digonex. Emmis acquired a controlling interest in Digonex in June 2014 and recorded approximately $2.8 million of goodwill. The performance of Digonex since Emmis acquired its controlling interest has lagged the original assumptions used when estimating the fair values of the acquired assets and liabilities of the business. This, coupled with a reduction in long-term growth estimates for Digonex, resulted in a step-one indication of impairment. Upon completion of the step-two analysis, the Company determined that Digonex goodwill was partially impaired.
During our December 2014 annual goodwill impairment test, the Company wrote off $58.4 million of goodwill associated with our New York radio cluster. This goodwill related entirely to our purchase of WBLS-FM and WLIB-AM on June 10, 2014. Declining performance of the entire New York radio market significantly impacted our operating performance in New York. These declines, combined with lower projected revenue growth rates in the New York market, resulted in a step-one indication of impairment for our New York cluster on both the market and income approaches. Upon completing the step-two analysis, the Company determined that the full carrying amount of the New York cluster goodwill of $58.4 million was impaired. No goodwill impairment was recorded in connection with our annual test in December 2013.
As of February 28 (29), 2015 and 2016, the carrying amount of the Company’s goodwill was $15.4 million and $14.7 million. The table below presents the changes to the carrying values of the Company’s goodwill for the years ended February 2015 and 2016 for each reporting unit. As noted above, each reporting unit is a cluster of radio stations in one geographical market (except for stations being operated pursuant to LMAs) and magazines on an individual basis.

	Change in Goodwill Carrying Values
Reporting Unit	As of February 28, 2014	Acquisitions	Impairment	As of February 28, 2015	Impairment	As of February 29, 2016
New York Cluster (Radio)	$—	$58,395	$(58,395)	$—	$—	$—
Indianapolis Cluster (Radio)	265	—	—	265	—	265
Austin Cluster (Radio)	4,338	—	—	4,338	—	4,338
Texas Monthly	8,036	—	—	8,036	—	8,036
Digonex	—	2,753	—	2,753	(695)	2,058
Total	$12,639	$61,148	$(58,395)	$15,392	$(695)	$14,697

Definite-lived intangibles
The following table presents the weighted-average remaining useful life at February 29, 2016 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28 (29), 2015 and 2016:

		As of February 28, 2015			As of February 29, 2016
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	6.7	$1,240	$585	$655	$1,240	$727	$513
Patents	5.5	5,180	401	4,779	1,815	1,141	674
Programming Contract	5.6	2,154	220	1,934	2,154	514	1,640
Customer List	1.4	1,015	205	810	1,015	543	472
Total		$9,589	$1,411	$8,178	$6,224	$2,925	$3,299
In accordance with Accounting Standards Codification paragraph 360-10, the Company performs an analysis to (i) determine if indicators of impairment of a long-lived asset are present, (ii) test the long-lived asset for recoverability by comparing undiscounted cash flows of the long-lived asset to its carrying value and (iii) measure any potential impairment by comparing the long-lived asset's fair value to its current carrying value. In connection with this analysis in the year ended February 29, 2016, the Company determined that the patents of Digonex were impaired and recorded an impairment charge of $3.4 million. Much like the goodwill impairment of Digonex, key factors that led to impairment of Digonex's definite-lived intangible assets include financial performance that has lagged the original assumptions used when estimating the fair values of Digonex's acquired assets in June 2014 and a reduction in long-term growth estimates for Digonex.
Total amortization expense from definite-lived intangibles was less than $0.1 million, $0.9 million and $1.5 million for the years ended February 2014, 2015 and 2016, respectively. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
(in 000's)
2017	896
2018	691
2019	503
2020	457
2021	457

10. EMPLOYEE BENEFIT PLANS
a. Equity Incentive Plans
The Company has stock options and restricted stock grants outstanding that were issued to employees or non-employee directors under one or more of the following plans: the 2004 Equity Compensation Plan, the 2010 Equity Compensation Plan, the 2012 Equity Compensation Plan, the 2015 Equity Compensation Plan and the 2016 Equity Compensation Plan. These outstanding grants continue to be governed by the terms of the applicable plan.
2015 Equity Compensation Plan
At the 2015 annual meeting, the shareholders of Emmis approved the 2015 Equity Compensation Plan (“the 2015 Plan”). Under the 2015 Plan, awards equivalent to 3.0 million shares of common stock may be granted. Furthermore, any unissued awards from the 2012 Equity Compensation Plan (or shares subject to outstanding awards that would again become available for awards under this plan) increases the number of shares of common stock available for grant under the 2015 Plan. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under the 2015 Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). The stock options under the 2015 Plan generally expire not more than 10 years from the date of grant. Under the 2015 Plan, awards equivalent to approximately 1.0 million shares of common stock were available for grant at February 29, 2016.
2016 Equity Compensation Plan
On January 29, 2016, the board of directors of Emmis approved the 2016 Equity Compensation Plan and made certain amendments on May 3, 2016, in connection with their recommendation that our shareholders approve the 2016 Plan ("the 2016 Plan"). The 2016 Plan won't become effective until it is approved by Emmis' shareholders at the annual meeting in July 2016. However, Emmis' Chairman and Chief Executive Officer, Jeffrey H. Smulyan, controls more than 50% of the vote on this matter and has informed the board of directors that he intends to vote in favor of approving the 2016 Plan. Under the 2016 Plan, awards equivalent to 6.0 million shares of common stock may be granted. Furthermore, any unissued awards from the 2015 Equity Compensation Plan (or shares subject to outstanding awards that would again become available for awards under this plan) increases the number of shares of common stock available for grant under the 2016 Plan. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under the 2016 Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). The stock options under the 2016 Plan generally expire not more than 10 years from the date of grant. Under the 2016 Plan, stock option awards for 0.7 million shares of common stock have been granted (subject to shareholder approval of the 2016 Plan) as of February 29, 2016.
b. 401(k) Retirement Savings Plan
Emmis sponsors a Section 401(k) retirement savings plan that is available to substantially all employees age 18 years and older who have at least 30 days of service. Employees may make pretax contributions to the plan up to 50% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service (“IRS”). Emmis may make discretionary matching contributions to the plan in the form of cash or shares of the Company’s Class A common stock.
Emmis has historically matched employee contributions at 33% up to a maximum of 6% of eligible compensation. Emmis' discretionary contributions were made in cash until March 2015. From March 2015 through December 2015, Emmis' discretionary contributions were made in the form of Class A common stock. Emmis suspended its discretionary contributions on January 1, 2016. Emmis’ discretionary contributions to the plan totaled $0.9 million, $1.1 million and $0.9 million for the years ended February 2014, 2015 and 2016, respectively.
 c. Defined Contribution Health and Retirement Plan
Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense related to the multi-employer plan were approximately $0.1 million, $0.3 million and $0.3 million for the years ended February 2014, 2015 and 2016, respectively.

11. OTHER COMMITMENTS AND CONTINGENCIES
a. Commitments

The Company has various commitments under the following types of material contracts: (i) operating leases; (ii) radio syndicated programming; (iii) employment agreements and (iv) other contracts with annual commitments (mostly contractual services for audience measurement information) at February 29, 2016 as follows:

Year ending February 28 (29),	Operating Leases	Syndicated Programming	Employment Agreements	Other Contracts	Total
2017	$8,745	$272	$15,306	$11,490	$35,813
2018	8,199	148	6,087	10,668	25,102
2019	8,150	—	3,095	9,740	20,985
2020	7,993	—	282	3,043	11,318
2021	7,864	—	37	90	7,991
Thereafter	14,991	—	—	150	15,141
Total	$55,942	$420	$24,807	$35,181	$116,350
Emmis leases certain office space, tower space, equipment and automobiles under operating leases expiring at various dates through July 2027. Some of the lease agreements contain renewal options and annual rental escalation clauses, as well as provisions for payment of utilities and maintenance costs. The Company recognizes escalated rents on a straight-line basis over the term of the lease agreement. Rental expense during the years ended February 2014, 2015 and 2016 was approximately $8.2 million, $9.1 million and $8.9 million, respectively. The Company recognized approximately $1.0 million, $0.3 million and $0.3 million of sublease income as a reduction of rent expense for the years ended February 2014, 2015, and 2016 respectively. Total minimum sublease rentals to be received in the future under noncancelable subleases as of February 29, 2016 were as follows:

Year ending February 28 (29),	Noncancelable Sublease rentals
2017	$319
2018	258
2019	337
2020	317
2021	359
Total	$1,590
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
On December 4, 2015, Emmis entered into a settlement agreement with the Lock-Up Group to settle any and all remaining issues with respect to the Lawsuit described above. Under the terms of the settlement agreement, (i) the Company withdrew its bill of costs with respect to certain reimbursable expenses in the Lawsuit; (ii) the Company agreed to submit to a vote of its shareholders, and the Lock-Up Group and Jeffrey H. Smulyan agreed to vote in favor of, an amendment to Exhibit A to the Company’s Second Amended and Restated Articles of Incorporation (the “Revisions”) to amend the terms of the Company’s Series A Non-Cumulative Convertible Preferred Stock (the “Preferred Stock”) to (A) change the voluntary conversion ratio to permit holders of Preferred Stock to convert their shares of Preferred Stock into Class A common stock at a ratio of 2.80 shares of the Company’s Class A common stock for each share of Preferred Stock, and (B) provide that all shares of Preferred Stock shall automatically convert into shares of Class A common stock at a ratio of 2.80 shares of Class A common stock for each share of Preferred Stock on the fifth business day after the delisting of the Preferred Stock by The NASDAQ Stock Market LLC ("Nasdaq"); and (iii) both the Company and the Lock-Up Group released each other from claims related to the lawsuit. The Revisions were approved at a special meeting of shareholders on February 17, 2016. Additionally, the Preferred Stock was delisted by Nasdaq on March 28, 2016, and pursuant to the Revisions, all outstanding Preferred Stock was automatically converted to Class A common stock on April 4, 2016. The value associated with the increase to the conversion ratio was accounted for upon the effective date of the Revisions and resulted in a decrease of approximately $0.2 million to earnings available to common shareholders.
On July 7, 2014, individuals who had been seeking to overturn the FCC’s approval of the transfer of the broadcast licenses for WBLS-FM and WLIB-AM from entities associated with Inner City Broadcasting to YMF (the entities that subsequently sold the two stations to Emmis) filed with the U.S. Court of Appeals for the District of Columbia Circuit a Notice of Appeal of the FCC’s approval of the transfer. The District of Columbia Circuit dismissed the case, but the individuals may still appeal to the United States Supreme Court. Additionally, in March 2015, an individual filed a lawsuit in the Federal District Court of New York challenging the transfer of the assets of WBLS-FM and WLIB-AM from Inner City to YMF, and claimed that Emmis had exerted undue influence in securing the FCC's consent to the transfer of the FCC licenses of WBLS-FM and WLIB-AM from YMF to Emmis. An amended complaint was filed in February 2016. Based upon the facts alleged in the cases and the extensive precedent of courts not overturning FCC approvals of transfers of broadcast licenses except in exceedingly rare circumstances, Emmis believes the claims presented lack merit.

12. INCOME TAXES
United States and foreign income (loss) before income taxes for the years ended February 2014, 2015 and 2016 was as follows:

	2014	2015	2016
United States	$16,659	$(58,692)	$1,765
Foreign	(2,067)	(345)	—
Income (loss) before income taxes	$14,592	$(59,037)	$1,765
The (benefit) provision for income taxes for the years ended February 2014, 2015, and 2016 consisted of the following:

	2014	2015	2016
Current:
State	$(900)	$229	$(31)
Foreign	13	—	—
Total current	(887)	229	(31)
Deferred:
Federal	(25,219)	27,431	1,793
State	(7,957)	9,288	307
Total deferred	(33,176)	36,719	2,100
(Benefit) provision for income taxes	$(34,063)	$36,948	$2,069

The (benefit) provision for income taxes for the years ended February 2014, 2015 and 2016 differs from that computed at the Federal statutory corporate tax rate as follows:

	2014	2015	2016
Computed income tax (benefit) provision at 35%	$5,110	$(20,663)	$618
State income tax (benefit) provision	(8,857)	9,517	276
Foreign taxes	737	120	—
Tax benefit resulting from swap expiration and related OCI reversal	—	5	—
Nondeductible stock compensation	55	122	296
Entertainment disallowance	455	421	366
Change in valuation allowance	(31,059)	50,250	2,376
Tax attributed to noncontrolling interest	(1,793)	(1,994)	(1,932)
Federal tax credit	—	(173)	(43)
Other	1,289	(657)	112
(Benefit) provision for income taxes	$(34,063)	$36,948	$2,069
The components of deferred tax assets and deferred tax liabilities at February 28, 2015 and February 29, 2016 are as follows:

	2015	2016
Deferred tax assets:
Net operating loss carryforwards	$32,627	$34,341
Intangible assets	30,299	28,737
Compensation relating to stock options	1,438	1,768
Deferred revenue	1,260	840
Accrued rent	2,071	2,275
Tax credits	1,987	3,265
Investments in subsidiaries	2,951	214
Capital loss carryforward	—	2,740
Other	1,875	1,628
Valuation allowance	(62,984)	(66,674)
Total deferred tax assets	11,524	9,134
Deferred tax liabilities
Indefinite-lived intangible assets	(41,576)	(43,673)
Property and equipment	(751)	(1,055)
Cancellation of debt income	(10,772)	(8,079)
Other	(39)	(42)
Total deferred tax liabilities	(53,138)	(52,849)
Net deferred tax liabilities	$(41,614)	$(43,715)
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset ("DTA") will not be realized. The Company historically recorded a full valuation allowance on all U.S. (federal and state) deferred tax assets. During the year ended February 28, 2014, due to improved operating results, the Company determined that a valuation allowance on most of its deferred tax assets was no longer appropriate and reversed the valuation allowance on all U.S. deferred tax assets (with the exception of certain state net operating loss deferred DTAs). During the fourth quarter of the year ended February 28, 2015, an impairment charge of $67.9 million was recorded, resulting in a three year cumulative loss position. For that reason, the Company recorded a valuation allowance on the majority of its U.S. (federal and state) net deferred tax assets as of February 28, 2015. The Company does not benefit its deferred tax assets based on the deferred tax liabilities ("DTLs") related to indefinite-lived intangibles that are not expected to reverse during the carry-forward period. Because these DTLs would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs.

The Company increased its valuation allowance by $3.7 million ($2.4 million federal and $1.3 million state), from $63.0 million as of February 28, 2015, to $66.7 million as of February 29, 2016.
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
The Company has federal net operating losses ("NOLs") of $82 million and state NOLs of $185 million available to offset future taxable income. These NOLs include an unrealized benefit of approximately $2.7 million related to share-based compensation that will be recorded in equity when realized. The federal net operating loss carryforwards begin expiring in 2028, and the state net operating loss carryforwards expire between the years ending February 2017 and February 2037. A valuation allowance has been provided for the net operating loss carryforwards related to states in which the Company no longer has operating results as it is more likely than not that substantially all of these net operating losses will expire unutilized.
The $3.3 million of tax credits at February 29, 2016 primarily relates to alternative minimum tax carryforwards that can be carried forward indefinitely. This amount also includes tax credits in Illinois, Texas, and a federal research credit, all of which have a full valuation allowance.
The activities of Digonex Technologies, Inc., a C Corporation under the Internal Revenue Code, are consolidated for financial statement purposes, but are not included in the U.S. consolidated income tax return of Emmis. As of February 29, 2016, Digonex has federal NOLs of $43 million and state NOLs of $43 million . If Digonex produces pretax income in the future, it is possible that the utilization of these NOL carryforwards will be limited due to Section 382 of the Internal Revenue Code. The Company is in the process of completing a Section 382 study to determine the applicable limitation, if any. As of February 29, 2016, the Company was able to determine that at least $13 million of federal NOLs and $13 million of state NOLs will be fully available to offset future taxable income. These amounts are included in the above consolidated NOL totals of $82 million and $185 million.
Accounting Standards Codification paragraph 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of February 29, 2016, the estimated value of the Company’s net uncertain tax positions is approximately $0.1 million, most of which is included in other noncurrent liabilities, as the Company does not expect to settle the items within the next 12 months.
The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits for the years ending February 28, 2015 and February 29, 2016:

	For the year ending February 28 (29),
	2015	2016
Gross unrecognized tax benefit – opening balance	$(158)	$(172)
Gross increases – tax positions in prior periods	(14)	(21)
Gross decreases—settlements with taxing authorities	—	81
Gross decreases – lapse of applicable statute of limitations	—	25
Gross unrecognized tax benefit – ending balance	$(172)	$(87)
Included in the balance of unrecognized tax benefits are tax benefits that, if recognized, would reduce the Company’s provision for income taxes totaling $0.2 million and $0.1 million as of February 28, 2015 and February 29, 2016, respectively. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision, or reclassify amounts on the accompanying consolidated balance sheets in the period in which such matter is effectively settled with the taxing authority.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued an immaterial amount of interest during the year ending February 29, 2016 and in total, as of February 29, 2016, has recognized a liability for interest of $9 thousand.

13. SEGMENT INFORMATION
The Company’s operations are aligned into three business segments: (i) Radio, (ii) Publishing and (iii) Corporate & Emerging Technologies. Emerging Technologies includes our TagStation, NextRadio and Digonex businesses. Results of Emerging Technologies were reclassified from the Radio segment in the prior periods presented below and are not material.
These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses are not allocated to reportable segments. Our radio operations in New York and Los Angeles, including the LMA fee we receive from a subsidiary of Disney, accounted for more than 50% of our radio revenues for the year ended February 29, 2016. The Company’s segments operate exclusively in the United States.
The accounting policies as described in the summary of significant accounting policies included in Note 1 to these consolidated financial statements, are applied consistently across segments.

Year Ended February 29, 2016	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$169,228	$60,992	$1,213	$231,433
Station operating expenses excluding depreciation and amortization expense	116,862	58,891	7,641	183,394
Corporate expenses excluding depreciation and amortization expense	—	—	13,023	13,023
Impairment loss	5,440	—	4,059	9,499
Depreciation and amortization	3,345	266	2,186	5,797
Loss on disposal of fixed assets	54	—	2	56
Operating income (loss)	$43,527	$1,835	$(25,698)	$19,664

Year Ended February 28, 2015	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$176,250	$61,142	$546	$237,938
Station operating expenses excluding depreciation and amortization expense	117,167	60,083	3,759	181,009
Corporate expenses excluding depreciation and amortization expense	—	—	14,922	14,922
LMA fee	4,208	—	—	4,208
Hungary license litigation and related expenses	521	—	—	521
Impairment loss	67,915	—	—	67,915
Depreciation and amortization	3,143	245	2,538	5,926
Gain on contract settlement	(2,500)	—	—	(2,500)
Operating income (loss)	$(14,204)	$814	$(20,673)	$(34,063)

Year Ended February 28, 2014	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$145,276	$59,747	$123	$205,146
Station operating expenses excluding depreciation and amortization expense	97,564	59,085	2,360	159,009
Corporate expenses excluding depreciation and amortization expense	—	—	17,024	17,024
Hungary license litigation and related expenses	2,058	—	—	2,058
Depreciation and amortization	2,476	235	2,155	4,866
(Gain) loss on sale of fixed assets	(10)	2	—	(8)
Operating income (loss)	$43,188	$425	$(21,416)	$22,197

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 28, 2015	$280,158	$21,622	$29,514	$331,294
As of February 29, 2016	271,336	22,060	23,210	316,606

14. OTHER INCOME (EXPENSE), NET
Components of other income (expense), net for the three years ended February 2014, 2015 and 2016 were as follows:

	For the year ended February 28 (29),
	2014	2015	2016
Income (loss) from unconsolidated affiliate, including other-than-temporary impairment losses	$96	$11	$(82)
Other-than-temporary impairment loss on available for sale investments	—	(6,682)	—
Interest income	38	78	36
Other	(18)	175	1,103
Total other income (expense), net	$116	$(6,418)	$1,057

See Note 1l for further discussion of the other-than-temporary impairment loss on available for sale investments recorded in the year ended February 28, 2015. Other income in the year ended February 29, 2016 mostly relates to various nonrecurring recoveries and noncash gains.

15. RELATED PARTY TRANSACTIONS
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

16. SUBSEQUENT EVENTS
On August 21, 2015, the Company received a notification from the Listing Qualifications Department of Nasdaq indicating that the Company's Series A preferred stock was not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Minimum Market Value Rule”) because the Market Value of Publicly Held Shares (as defined by Nasdaq, "MVPHS") of our Preferred Stock was under $1 million. In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company had 180 calendar days to regain compliance with the requirements under the Minimum Market Value Rule. On March 17, 2016, Nasdaq filed with the United States Securities and Exchange Commission Form 25-NSE to formally delist from the Nasdaq Global Select Market our Preferred Stock. The delisting occurred on March 28, 2016. Thus, pursuant to Emmis' Articles of Incorporation, each outstanding share of Preferred Stock was automatically converted on April 4, 2016, into our Class A common stock at a ratio of 2.80 shares of Class A common stock for each share of Preferred Stock. Subsequent to the conversion, no shares of Preferred Stock remain outstanding.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 29, 2016, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Management has evaluated the effectiveness of its internal control over financial reporting as of February 29, 2016, based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Emmis Communications Corporation’s internal control over financial reporting is effective as of February 29, 2016.

Jeffrey H. Smulyan    Chairman and Chief Executive Officer
Ryan A. Hornaday    Executive Vice President, Chief Financial Officer and Treasurer

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
The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Compensation of Directors,” and “Executive Compensation” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

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
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2004 Equity Compensation Plan, 2010 Equity Compensation Plan, 2012 Equity Compensation Plan and 2015 Equity Compensation Plan as of February 29, 2016. Our shareholders have approved these plans. The table also shows the same information for the 2016 Equity Compensation Plan, which has not yet been approved by our shareholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)		(B)	(C)
Class A common stock
Equity Compensation Plans
Approved by Security Holders	7,093,702		$1.70	2,325,614
Equity Compensation Plans
Not Approved by Security Holders	700,000	[1]	$0.51	5,300,000
Total	7,793,702		$1.59	7,625,614

1 Though not approved by shareholders on the grant date, these options issued under the 2016 Equity Compensation Plan are granted subject to shareholder approval. Refer to Note 10 to the accompanying consolidated financial statements for more discussion of the 2016 Equity Compensation Plan.

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
Exhibits
The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective February 17, 2016	X
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.01	Credit Agreement, dated as of June 10, 2014, among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent.		8-K		10.1	6/10/2014
10.02	First Amendment to 2014 Credit Agreement, dated as of November 7, 2014, among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent.		8-K		10.1	11/7/2014
10.03	Second Amendment to 2014 Credit Agreement, dated as of April 30, 2015, among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent.		8-K		10.1	4/30/2015
10.04	Change in Control Severance Agreement, dated as of May 7, 2012, by and between Emmis Communications Corporation and Jeffrey H. Smulyan ++		10-K	2/29/2012	10.18	5/10/2012
10.05	Change in Control Severance Agreement, dated as of July 10, 2012, by and between Emmis Operating Company and Jeffrey H. Smulyan ++		10-Q	5/31/2012	10.18	7/12/2012
10.06	Employment Agreement, dated as of December 26, 2012, by and between Emmis Operating Company and Jeffrey H. Smulyan ++		8-K		10.1	12/28/2012
10.07	Change in Control Severance Agreement, dated as of September 4, 2011, by and between Emmis Operating Company and Patrick M. Walsh ++		10-Q	11/30/2011	10.2	1/12/2012
10.08	Employment Agreement, dated as of September 4, 2013, by and between Emmis Operating Company and Patrick M. Walsh ++		8-K		10.1	10/25/2013
10.09	Employment Agreement, effective as of August 1, 2015, by and between Emmis Operating Company and Ryan A. Hornaday ++		8-K		10.1	8/3/2015
10.10	Change in Control Severance Agreement, dated as of August 1, 2015, by and between Emmis Operating Company and Ryan A. Hornaday ++		8-K		10.2	8/3/2015

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.11	Employment Agreement, effective as of March 3, 2009, by and between Emmis Operating Company and Gary L. Kaseff ++		10-K/A	2/28/2009	10.31	10/9/2009
10.12	Amendment to Employment Agreement, effective as of March 1, 2013, by and between Emmis Operating Company and Gary L. Kaseff ++		10-K	2/28/2013	10.23	5/8/2013
10.13	Employment Agreement, effective as of March 1, 2015, by and between Emmis Operating Company and Richard F. Cummings ++		8-K		10.1	3/10/2015
10.14	Emmis Communications Corporation 2015 Equity Compensation Plan.++		DEF14A			5/29/2015
10.15	Emmis Communications Corporation 2016 Equity Compensation Plan, subject to approval by Emmis shareholders at our annual meeting of shareholders expected to be held in July 2016.++	X
10.16	Local Programming and Marketing Agreement, dated as of April 26, 2012, between Emmis Radio License Corporation of New York and New York AM Radio, LLC		8-K		10.1	4/26/2012
21	Subsidiaries of Emmis	X
23	Consent of Independent Registered Public Accounting Firm	X
24	Powers of Attorney	X
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

++	Management contract or compensatory plan or arrangement.

Signatures.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: May 5, 2016	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: May 5, 2016	/s/ Jeffrey H. Smulyan	Chairman of the Board, Chief Executive Officer
	Jeffrey H. Smulyan	and Director (Principal Executive Officer)

Date: May 5, 2016	/s/ Patrick M. Walsh	President, Chief Operating Officer and Director
Patrick M. Walsh

Date: May 5, 2016	/s/ Ryan A. Hornaday	Executive Vice President, Chief Financial Officer
	Ryan A. Hornaday	and Treasurer (Principal Financial Officer and
Principal Accounting Officer)

Date: May 5, 2016	Susan B. Bayh*	Director
Susan B. Bayh

Date: May 5, 2016	James M. Dubin*	Director
James M. Dubin

Date: May 5, 2016	Gary L. Kaseff*	Director
Gary L. Kaseff

Date: May 5, 2016	Richard A. Leventhal*	Director
Richard A. Leventhal

Date: May 5, 2016	Peter A. Lund*	Director
Peter A. Lund

Date: May 5, 2016	Greg A. Nathanson*	Director
Greg A. Nathanson

Date: May 5, 2016	Lawrence B. Sorrel*	Director
Lawrence B. Sorrel

*By:	/s/ J. Scott Enright
J. Scott Enright Attorney-in-Fact