Form 10-Q
period 2016-05-31
EMMIS COMMUNICATIONS CORP
filed 2016-07-07
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of July 1, 2016, was:

44,142,662	Shares of Class A Common Stock, $.01 Par Value
4,569,464	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended May 31,
	2015	2016
NET REVENUES	$58,453	$56,002
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $1,132 and $1,110, respectively	45,543	42,989
Corporate expenses excluding depreciation and amortization expense of $318 and $222, respectively	3,819	3,044
Depreciation and amortization	1,450	1,332
Total operating expenses	50,812	47,365
OPERATING INCOME	7,641	8,637
OTHER EXPENSE:
Interest expense	(4,546)	(4,690)
Other income, net	10	43
Total other expense	(4,536)	(4,647)
INCOME BEFORE INCOME TAXES	3,105	3,990
PROVISION FOR INCOME TAXES	947	675
CONSOLIDATED NET INCOME	2,158	3,315
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	633	629
NET INCOME ATTRIBUTABLE TO THE COMPANY	1,525	2,686

NET INCOME PER SHARE - BASIC	$0.04	$0.06
NET INCOME PER SHARE - DILUTED	$0.03	$0.06
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	43,217	47,070
Diluted	47,373	47,295

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended May 31,
	2015	2016
CONSOLIDATED NET INCOME	$2,158	$3,315
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	633	629
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,525	$2,686

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 29, 2016	May 31, 2016
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,456	$4,284
Restricted cash	1,464	1,747
Accounts receivable, net	34,906	36,962
Prepaid expenses	7,413	9,309
Other current assets	3,452	2,129
Total current assets	51,691	54,431
PROPERTY AND EQUIPMENT, NET	33,843	33,136
INTANGIBLE ASSETS (NOTE 3):
Indefinite-lived intangibles	205,129	205,129
Goodwill	14,697	14,697
Other intangibles, net	3,299	3,074
Total intangible assets	223,125	222,900
OTHER ASSETS, NET	7,947	8,182
Total assets	$316,606	$318,649

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 29, 2016	May 31, 2016
		(Unaudited)
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,127	$7,846
Current maturities of long-term debt (Note 4)	17,573	14,832
Accrued salaries and commissions	8,375	6,123
Deferred revenue	11,435	12,912
Other current liabilities	5,775	5,679
Total current liabilities	51,285	47,392
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 4)	228,027	230,891
OTHER NONCURRENT LIABILITIES	7,728	7,367
DEFERRED INCOME TAXES	43,715	44,349
Total liabilities	330,755	329,999
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $.01 par value; authorized 170,000,000 shares; issued and outstanding 41,609,601 shares at February 29, 2016 and 44,142,662 shares at May 31, 2016	416	441
Class B common stock, $.01 par value; authorized 30,000,000 shares; issued and outstanding 4,569,464 shares at February 29, 2016 and May 31, 2016	46	46
Series A non-cumulative convertible preferred stock, $.01 par value; $50.00 liquidation preference per share, aggregate liquidation preference and redemption amount of $43,316 and $0 at February 29, 2016 and May 31, 2016, respectively; authorized 2,875,000 shares; issued and outstanding 866,319 shares at February 29, 2016; no shares issued and outstanding at May 31, 2016	9	—
Additional paid-in capital	589,483	590,138
Accumulated deficit	(642,500)	(639,814)
Total shareholders’ deficit	(52,546)	(49,189)
NONCONTROLLING INTERESTS	38,397	37,839
Total deficit	(14,149)	(11,350)
Total liabilities and deficit	$316,606	$318,649

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, February 29, 2016	41,609,601	$416	4,569,464	$46	866,319	$9	$589,483	$(642,500)	$38,397	$(14,149)
Net income								2,686	629	3,315
Issuance of common stock to employees and officers	107,369	1					655			656
Distributions to noncontrolling interests									(1,187)	(1,187)
Conversion of Series A Preferred Stock to Class A Common Stock	2,425,692	24			(866,319)	(9)				15
Balance, May 31, 2016	44,142,662	$441	4,569,464	$46	—	$—	$590,138	$(639,814)	$37,839	$(11,350)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Three Months Ended May 31,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$2,158	$3,315
Adjustments to reconcile consolidated net income to net cash provided by operating activities -
Depreciation and amortization	1,450	1,332
Amortization of debt discount	395	427
Noncash accretion of debt	186	186
Provision for (recovery of) bad debts	60	(36)
Provision for deferred income taxes	841	634
Noncash compensation	2,104	856
Other	—	2
Changes in assets and liabilities -
Restricted cash	454	(283)
Accounts receivable	(1,924)	(2,020)
Prepaid expenses and other current assets	(228)	(573)
Other assets	(202)	(258)
Accounts payable and accrued liabilities	(3,259)	(2,533)
Deferred revenue	1,171	1,477
Income taxes	(97)	(124)
Other liabilities	(1,420)	(333)
Net cash provided by operating activities	1,689	2,069
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(421)	(402)
Other	23	23
Net cash used in investing activities	$(398)	$(379)

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Three Months Ended May 31,
	2015	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$(1,656)	$(7,490)
Proceeds from long-term debt	3,000	7,000
Debt-related costs	(1,134)	—
Distributions to noncontrolling interests	(1,636)	(1,187)
Proceeds from the exercise of stock options	54	—
Settlement of tax withholding obligations on stock issued to employees	(318)	(185)
Net cash used in financing activities	(1,690)	(1,862)
DECREASE IN CASH AND CASH EQUIVALENTS	(399)	(172)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,669	4,456
End of period	$3,270	$4,284
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,321	$3,866
Cash paid for income taxes, net	216	116
Noncash financing transactions-
Stock issued to employees and directors	1,432	840

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
May 31, 2016
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Preparation of Interim Financial Statements
Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “we,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 29, 2016. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at May 31, 2016, and the results of its operations and cash flows for the three-month periods ended May 31, 2015 and 2016.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 that have had a material impact on our condensed consolidated financial statements and related notes.

Basic and Diluted Net Income Per Common Share
Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2015 and 2016 consisted of stock options and restricted stock awards. Potentially dilutive securities at May 31, 2015 also included Series A non-cumulative convertible preferred stock (the “Preferred Stock”). All shares of Preferred Stock were converted into Class A common stock during the three months ended May 31, 2016. See Note 10 for more discussion of the conversion of Preferred Stock. The following table sets forth the calculation of basic and diluted net income per share:

	For the three months ended
	May 31, 2015			May 31, 2016
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$1,525	43,217	$0.04	$2,686	47,070	$0.06
Impact of equity awards	—	1,890	—	—	225	—
Impact of conversion of preferred stock into common stock	—	2,266	—	—	—	—
Diluted net income per common share:
Net income available to common shareholders	$1,525	47,373	$0.03	$2,686	47,295	$0.06

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the three months ended May 31,
	2015	2016
	(shares in 000’s )
Equity awards	3,592	8,208
Antidilutive common share equivalents	3,592	8,208

Local Programming and Marketing Agreement Fees
The Company from time to time enters into local programming and marketing agreements (“LMAs”) in connection with acquisitions or dispositions of radio stations, often pending regulatory approval of transfer of the Federal Communications Commission ("FCC") licenses. Under the terms of these agreements, the acquiring company makes specified periodic payments to the holder of the FCC license in exchange for the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time. The acquiring company records revenues and expenses associated with the portion of the station’s inventory of broadcast time it manages. Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.
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

	For the three months ended May 31,
	2015	2016
	(amounts in 000's)
Net revenues	$2,583	$2,583
Station operating expenses, excluding depreciation and amortization expense	257	251
Interest expense	780	728

Assets and liabilities of 98.7FM as of February 29, 2016 and May 31, 2016 were as follows:

	As of February 29,	As of May 31,
	2016	2016
	(amounts in 000's)
Current assets:
Restricted cash	$1,464	$1,022
Prepaid expenses	545	530
Total current assets	2,009	1,552
Noncurrent assets:
Property and equipment, net	253	244
Indefinite lived intangibles	49,297	49,297
Deposits and other	5,460	5,678
Total noncurrent assets	55,010	55,219
Total assets	$57,019	$56,771
Current liabilities:
Accounts payable and accrued expenses	$14	$17
Current maturities of long-term debt	5,453	5,582
Deferred revenue	779	807
Other current liabilities	223	219
Total current liabilities	6,469	6,625
Noncurrent liabilities:
Long-term debt, net of current portion and unamortized debt discount	57,728	56,359
Total noncurrent liabilities	57,728	56,359
Total liabilities	$64,197	$62,984

Restricted Cash
The Company's restricted cash, included in current assets in the accompanying condensed consolidated balance sheets, totaled $1.5 million and $1.7 million as of February 29, 2016 and May 31, 2016, respectively.
The terms of our 98.7FM non-recourse notes and related agreements discussed in Note 4 restrict a portion of our cash on deposit for specific operating and financing purposes. Restricted cash related to the 98.7FM non-recourse notes and related agreements totaled $1.5 million and $1.0 million as of February 29, 2016 and May 31, 2016, respectively.
In connection with the Company's agreement with Sprint/United Management Company (“Sprint”), the Company collects cash from other participating companies in the radio industry and remits cash collected to Sprint. The entirety of cash collected but not yet remitted to Sprint classified as restricted cash as of May 31, 2016 was $0.7 million. The Company had remitted to Sprint all collected cash related to its agreement as of February 29, 2016.

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

Noncontrolling interests represents the noncontrolling interest holders' proportionate share of the equity of the Austin radio partnership and Digonex. Noncontrolling interests are adjusted for the noncontrolling interest holders' proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. Below is a summary of the noncontrolling interest activity for the three months ended May 31, 2015 and 2016:

	Austin radio partnership	Digonex	Total noncontrolling interests
Balance, February 28, 2015	$47,883	$(1,222)	$46,661
Net income (loss)	1,614	(981)	633
Distributions to noncontrolling interests	(1,636)	—	(1,636)
Balance, May 31, 2015	$47,861	$(2,203)	$45,658

Balance, February 29, 2016	$47,556	$(9,159)	$38,397
Net income (loss)	1,527	(898)	629
Distributions to noncontrolling interests	(1,187)	—	(1,187)
Balance, May 31, 2016	$47,896	$(10,057)	$37,839

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
In April 2015, the FASB issued Accounting Standards Update 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance as to when a company using a cloud computing service that includes a software license should capitalize and depreciate the software license. This guidance was effective for the Company as of March 1, 2016. The adoption of this guidance did not have any effect on the Company's financial position, results of operations, or cash flows.
In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in the provisional amount as if the accounting had been completed at the acquisition date. This guidance was effective for the Company as of March 1, 2016. The adoption of this guidance did not have any effect on the Company's financial position, results of operations, or cash flows.
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
In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) to simplify the accounting for share-based payment transactions, including the income tax consequences, and standardize certain classifications on the statement of cash flows. As permitted by ASU 2016-09, the Company chose to early adopt the provisions of this update as of March 1, 2016. The adoption of this guidance did not have any effect on the Company's financial position, results of operations, or cash flows.

Note 2. Share Based Payments
The amounts recorded as share based compensation expense consist of stock option grants, restricted stock grants, and common stock issued to employees and directors in lieu of cash payments.
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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended May 31, 2015 and 2016:

	Three Months Ended May 31,
	2015	2016
Risk-Free Interest Rate:	1.3% - 1.4%	1.2%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.3	4.3
Expected Volatility:	63.6% - 64.6%	58.6% - 59.6%

The following table presents a summary of the Company’s stock options outstanding at May 31, 2016, and stock option activity during the three months ended May 31, 2016 (“Price” reflects the weighted average exercise price per share; "Aggregate Intrinsic Value" dollars in thousands):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	7,793,702	$1.59
Granted	582,500	0.54
Expired	73,754	11.17
Outstanding, end of period	8,302,448	1.43	6.8	$98
Exercisable, end of period	4,846,694	1.41	5.3	$90

Cash received from option exercises for the three months ended May 31, 2015 was $0.1 million. The Company did not record an income tax benefit relating to the options exercised during the three months ended May 31, 2015. No options were exercised during the three months ended May 31, 2016.
The weighted average per share grant date fair value of options granted during the three months ended May 31, 2015 and 2016, was $1.05 and $0.26, respectively.
A summary of the Company’s nonvested options at May 31, 2016, and changes during the three months ended May 31, 2016, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	3,323,253	$0.93
Granted	582,500	0.26
Vested	449,999	1.25
Nonvested, end of period	3,455,754	0.77
There were 1.9 million shares available for future grants under the Company’s various equity plans (0.6 million shares under the 2015 Equity Compensation Plan and 1.3 million shares under other plans) at May 31, 2016, not including shares that may become available for future grants upon forfeiture, lapse or surrender for taxes. Additionally, the board of directors approved the 2016 Equity Compensation Plan on January 29, 2016. Under the 2016 Equity Compensation Plan, awards equivalent to 6.0 million shares of common stock may be granted. The 2016 Equity Compensation Plan won't become effective until it is approved by Emmis' shareholders at the annual meeting in July 2016. However, Emmis' Chairman and Chief Executive Officer, Jeffrey H. Smulyan, controls more than 50% of the vote on this matter and has informed the board of directors that he intends to vote in favor of approving the 2016 Plan.
The vesting dates of outstanding options at May 31, 2016 range from July 2016 to March 2019, and expiration dates range from March 2017 to April 2026.

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
The following table presents a summary of the Company’s restricted stock grants outstanding at May 31, 2016, and restricted stock activity during the three months ended May 31, 2016 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	852,028	$1.78
Granted	456,367	0.52
Vested (restriction lapsed)	718,867	1.05
Grants outstanding, end of period	589,528	1.69

The total grant date fair value of shares vested during the three months ended May 31, 2015 and 2016, was $1.0 million and $0.8 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense recognized by the Company during the three months ended May 31, 2015 and 2016. The company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	Three Months Ended May 31,
	2015	2016
Station operating expenses	$724	$337
Corporate expenses	1,380	519
Stock-based compensation expense included in operating expenses	2,104	856

As of May 31, 2016, there was $1.9 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

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
The carrying amounts of the Company’s FCC licenses were $205.1 million as of February 29, 2016 and May 31, 2016. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the quarter ended May 31, 2016, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
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
Valuation of Goodwill
ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended May 31, 2016, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment.

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
The following table summarizes the Company's goodwill by segment as of February 29, 2016 and May 31, 2016.

	As of February 29,	As of May 31,
	2016	2016
Radio	$4,603	$4,603
Publishing	8,036	8,036
Corporate & Emerging Technologies	2,058	2,058
Total Goodwill	$14,697	$14,697

Definite-lived intangibles
The Company’s definite-lived intangible assets consist of patents, customer lists, trademarks and a syndicated programming contract, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 29, 2016 and May 31, 2016:

		As of February 29, 2016			As of May 31, 2016
		(in 000's)
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	6.7	$1,240	$727	$513	$1,240	$762	$478
Patents	5.3	1,815	1,141	674	1,815	1,172	643
Customer lists	1.2	1,015	543	472	1,015	629	386
Programming agreement	5.3	2,154	514	1,640	2,154	587	1,567
TOTAL		$6,224	$2,925	$3,299	$6,224	$3,150	$3,074

Total amortization expense from definite-lived intangibles for the three-month periods ended May 31, 2015 and 2016 was $0.4 million and $0.2 million, respectively. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
(in 000's)
2017	896
2018	636
2019	457
2020	457
2021	457

Note 4. Long-term Debt
Long-term debt was comprised of the following at February 29, 2016 and May 31, 2016:

	February 29, 2016	May 31, 2016
2014 Credit Agreement debt :
Revolver	$3,000	$9,000
Term Loan	181,762	176,580
Total 2014 Credit Agreement debt	184,762	185,580

98.7FM non-recourse debt	65,411	64,103
Digonex non-recourse debt (1)	4,714	4,900
Less: Current maturities	(17,573)	(14,832)
Less: Unamortized original issue discount	(9,287)	(8,860)
Total long-term debt	$228,027	$230,891

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
The 2014 Credit Agreement is carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $9.3 million and $8.9 million as of February 29, 2016 and May 31, 2016, respectively, is being amortized as additional interest expense over the life of the 2014 Credit Agreement.
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
We were in compliance with all financial and non-financial covenants as of May 31, 2016. Our Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2014 Credit Agreement) requirements and actual amounts as of May 31, 2016 were as follows:

As of May 31, 2016
	Covenant Requirement	Actual Results
Maximum Total Leverage Ratio	6.50 : 1.00	5.43 : 1.00
Minimum Interest Coverage Ratio	2.00 : 1.00	2.46 : 1.00
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
Based on amounts outstanding at May 31, 2016, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year Ended	2014 Credit Agreement			Digonex	Total
February 28 (29),	Revolver	Term Loan	98.7FM Debt	Notes payable	Payments
2017	$—	$6,938	$4,146	$—	$11,084
2018	—	9,250	6,039	6,199	21,488
2019	—	9,250	6,587	—	15,837
2020	9,000	9,250	7,150	—	25,400
2021	—	9,250	7,756	—	17,006
Thereafter	—	132,642	32,425	—	165,067
Total	$9,000	$176,580	$64,103	$6,199	$255,882

Note 5. Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2017 with cash and cash equivalents on hand and projected cash flows from operations. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2017.

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 29, 2016 and May 31, 2016. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of May 31, 2016
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

Available for sale securities — Emmis’ available for sale securities are comprised of preferred stock of a private company that is not traded in active markets and is included in other assets, net in the accompanying condensed consolidated balance sheets. The investment is recorded at fair value, which was generally estimated using significant unobservable market parameters, resulting in a level 3 categorization. The carrying value of our preferred stock investment was determined by using implied valuations of recent rounds of financing and by other corroborating evidence, which may include the application of various valuation methodologies including option-pricing and discounted cash flow based models.
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	For the Three Months Ended May 31,
	2015	2016
	Available For Sale Securities	Available For Sale Securities
Beginning Balance	$500	$800
Purchases	—	—
Ending Balance	$500	$800

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
- 2014 Credit Agreement debt: As of May 31, 2016, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $160.5 million and $185.6 million, respectively. The Company's estimate of fair value was based on quoted prices of this instrument and is considered a Level 2 measurement.
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
The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K, for the year ended February 29, 2016, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended May 31, 2016	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	42,699	13,092	211	$56,002
Station operating expenses excluding depreciation and amortization expense	27,275	13,478	2,236	42,989
Corporate expenses excluding depreciation and amortization expense	—	—	3,044	3,044
Depreciation and amortization	907	73	352	1,332
Operating income (loss)	$14,517	$(459)	$(5,421)	$8,637

Three Months Ended May 31, 2015	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	42,593	15,525	335	$58,453
Station operating expenses excluding depreciation and amortization expense	28,693	15,209	1,641	45,543
Corporate expenses excluding depreciation and amortization expense	—	—	3,819	3,819
Depreciation and amortization	798	61	591	1,450
Operating income (loss)	$13,102	$255	$(5,716)	$7,641

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 29, 2016	$271,336	$22,060	$23,210	$316,606
As of May 31, 2016	$275,300	$20,241	$23,108	$318,649

Note 8. Regulatory, Legal and Other Matters
Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the company that we believe are likely to have a material adverse effect on the company.
On July 7, 2014, individuals who had been seeking to overturn the FCC’s approval of the transfer of the broadcast licenses for WBLS-FM and WLIB-AM from entities associated with Inner City Broadcasting to YMF (the entities that subsequently sold the two stations to Emmis) filed with the U.S. Court of Appeals for the District of Columbia Circuit a Notice of Appeal of the FCC’s approval of the transfer. The U.S. Court of Appeals for the District of Columbia upheld the license transfer. Additionally, in March 2015, an individual filed a lawsuit in the Federal District Court of New York challenging the transfer of the assets of WBLS-FM and WLIB-AM from Inner City to YMF, and claimed that Emmis had exerted undue influence in securing the FCC's consent to the transfer of the FCC licenses of WBLS-FM and WLIB-AM from YMF to Emmis. Based upon the facts alleged in the cases and the extensive precedent of courts not overturning FCC approvals of transfers of broadcast licenses except in exceedingly rare circumstances, Emmis believes the appeal and the claims in the lawsuit are without merit.

Note 9. Income Taxes
Our effective income tax rate was 17% for the three-month period ended May 31, 2016. The Company recorded a valuation allowance for its net deferred tax assets generated during the period, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. The provision associated with deferred tax liabilities related to indefinite-lived intangibles is estimated to be approximately $2.5 million for the year ending February 28, 2017.

Note 10. Other Significant Events
On March 17, 2016, The Nasdaq Stock Market LLC ("Nasdaq") filed with the United States Securities and Exchange Commission Form 25-NSE to formally delist the Company's Preferred Stock from the Nasdaq Global Select Market (formerly listed under the symbol "EMMSP"). The delisting occurred on March 28, 2016. Pursuant to the Company's articles of incorporation, each outstanding share of Preferred Stock was automatically converted on April 4, 2016, into the Company's Class A common stock at a ratio of 2.80 shares of Class A common stock for each share of Preferred Stock.
On both March 1, 2016 and June 7, 2016, Emmis contributed an additional $0.5 million to Digonex in the form of convertible debt. Emmis currently owns rights that are convertible into at least 78% of the common equity of Digonex.

Note 11. Subsequent Event
On December 7, 2015, the Company received a notification from the Listing Qualifications Department of Nasdaq indicating that the Company's Class A common stock was not in compliance with Markeplace Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because the minimum bid price of the Company's Class A common stock on the Nasdaq Global Select Market closed below $1.00 per share for 30 consecutive business days. In accordance with Marketplace Rules 5810(c)(3)(A), the Company had 180 calendar days, or until June 6, 2016, for our Class A common stock to regain compliance with the Minimum Bid Price Rule. During the 180 day period, the Company’s Class A common stock continued to trade on the Nasdaq Global Select Market. On June 7, 2016, the Company received a written notification (the "Staff Determination")from Nasdaq stating that because the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing, the Company’s Class A common stock (listed on The Nasdaq Global Select Market under the symbol “EMMS”) would be subject to delisting unless the Company requested a hearing before a Nasdaq Hearings Panel (the "Panel") on or before June 14, 2016.
The Company requested a hearing before the Panel, which stayed any delisting action in connection with the Staff Determination and allowed the continued listing of the Company’s Class A common stock on The Nasdaq Global Select Market until the Panel renders a decision subsequent to the hearing. At the hearing, the Company intends to present a plan to regain compliance with Rule 5450(a)(1) and request that the Panel allow the Company additional time within which to regain compliance. The Company believes that it will be able to present a viable plan to regain compliance because our shareholders are scheduled to vote upon a proposed amendment to our articles of incorporation to permit a one-for-four reverse stock split at our annual meeting on July 7, 2016 and we have already received sufficient votes for the proposal’s adoption. Upon receipt of formal shareholder approval, the reverse stock split is expected to be implemented effective upon the commencement of trading on July 8, 2016. Thus, the Company expects that our Class A common stock will have been trading above $1.00 for ten consecutive trading days on July 21, 2016, the date of our Nasdaq hearing.

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
For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K, for the year ended February 29, 2016. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

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
The following table summarizes the sources of our revenues for the three-month periods ended May 31, 2015 and 2016. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to our TagStation and Digonex businesses, network revenues and barter.

	Three Months Ended May 31,
	2015	% of Total	2016	% of Total

Net revenues:
Local	$34,155	58.4%	$33,018	59.0%
National	7,499	12.8%	5,719	10.2%
Political	164	0.3%	860	1.5%
Publication Sales	1,399	2.4%	1,383	2.5%
Non Traditional	4,880	8.3%	4,114	7.3%
LMA Fees	2,583	4.4%	2,583	4.6%
Digital	3,285	5.6%	4,057	7.2%
Other	4,488	7.8%	4,268	7.7%
Total net revenues	$58,453		$56,002

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. In the three-month period ended May 31, 2016, local sales, excluding political revenues, represented approximately 85% and 87% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 61% and 59% of our radio division’s total advertising net revenues for the three-month periods ended May 31, 2015 and 2016, respectively. The automotive industry was the largest category for our radio division for the three-month periods ended May 31, 2015 and 2016, representing approximately 13% of our radio net revenues.
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
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's NextRadio smartphone application in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to serve as a conduit for the radio industry to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. NextRadio LLC collects money from the radio industry and forwards it to Sprint. During the three months ended May 31, 2015, Emmis' funding of its share of NextRadio's payment to

Sprint was $0.1 million. This amount is included in station operating expenses in the accompanying condensed consolidated statements of operations. Emmis had fully funded its share of NextRadio's payment to Sprint as of February 29, 2016. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through May 31, 2016, the NextRadio application had not generated a material amount of revenue.
Since the inception of NextRadio LLC's agreement with Sprint, NextRadio LLC has remitted to Sprint approximately $32.0 million through May 31, 2016. NextRadio LLC is currently in arrears with Sprint, but is in discussions with radio broadcasters and other companies involved in the radio industry to fund the remaining $13.0 million due to Sprint.
On July 27, 2015, NextRadio LLC entered into an agreement with AT&T whereby AT&T agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, AT&T will receive a share of certain revenue generated by the NextRadio application. In August 2015, T-Mobile expressed its intent to include FM chip activation in its device specifications. TagStation LLC (the parent entity of NextRadio LLC and owner of the TagStation and NextRadio applications) and T-Mobile are working together to formalize this business relationship. Both AT&T and T-Mobile currently support NextRadio in the Samsung Galaxy S7 and S7 Edge smartphones operating on their networks. BLU Products, an American mobile phone manufacturer, has chosen to make NextRadio the native FM tuner on its Android smartphones. In April 2016, Alcatel entered into a similar arrangement for NextRadio. TagStation LLC and the radio industry continue to work with other leading United States wireless network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones.
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
The results of our radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for approximately 50% of our radio net revenues. Our acquisition of WBLS-FM and WLIB-AM in New York in fiscal 2015 enhanced our ability to adapt to competitive environment shifts in that market, but our single station in the Los Angeles market, KPWR-FM, has less ability to adapt. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates and may be able to realize operating efficiencies by programming multiple stations in these markets. In February 2015, one of our large competitors changed the format of one of its radio stations in the Los Angeles radio market to more directly compete with our radio station in Los Angeles. In addition, the new station hired our former KPWR-FM morning radio host to be its morning radio host. This development in Los Angeles negatively impacted our financial performance in fiscal 2016 as well as the first quarter of fiscal 2017. We expect this to continue through the second quarter of fiscal 2017 and possibly beyond.
Both the Los Angeles and New York radio markets showed signs of improvement, up 3.2% and 4.1%, respectively, for the three months ended May 31, 2016 as compared to the same period of the prior year, according to Miller Kaplan Arase LLP, an independent public accounting firm used by the radio industry to compile revenue information. During the same period, KPWR-FM in Los Angeles lagged the Los Angeles radio market due to the introduction of a new format competitor, as discussed above. Our New York cluster, which includes WQHT-FM, WBLS-FM and WLIB-AM, outperformed the New York radio market. We made several leadership changes in New York in January 2016, and financial performance in fiscal 2017 has improved.
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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of May 31, 2016, we have recorded approximately $219.8 million in goodwill and FCC licenses, which represents approximately 69% of our total assets.
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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.7 million and $0.6 million accrued for employee healthcare claims as of February 29, 2016 and May 31, 2016, respectively. The Company also maintains large deductible programs (ranging from $100 thousand to $250 thousand per occurrence) for workers’ compensation, employment liability, automotive liability and media liability claims.

Results of Operations for the Three-month Period Ended May 31, 2016, Compared to May 31, 2015
Net revenues:

	For the Three Months Ended May 31,
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$42,593	$42,699	$106	0.2%
Publishing	15,525	13,092	(2,433)	(15.7)%
Emerging Technologies	335	211	(124)	(37.0)%
Total net revenues	$58,453	$56,002	$(2,451)	(4.2)%

Radio net revenues were up slightly for the three-month period ended May 31, 2016. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets increased 3.1% for the three-month period ended May 31, 2016 as compared to the same period of the prior year. Our gross revenues were flat for the three-month period ended May 31, 2016 as compared to the same period of the prior year. For the three-month period ended May 31, 2016, our performance exceeded the market average in New York, Indianapolis and St. Louis, but we lagged the market average in Los Angeles and Austin. Miller Kaplan does not report gross revenue market data for our Terre Haute market.
Our weak performance in Los Angeles mostly related to a format competitor that began directly competing against our station there in February 2015. The revenue impact was most pronounced in the second half of fiscal 2016. Emmis expects this weakness to persist through our second quarter in fiscal 2017. However, Emmis expects these declines to abate beginning in the third quarter of fiscal 2017. Excluding Los Angeles, our radio revenues would have been up 5.0% in markets that were up 2.9% according to Miller Kaplan.
For the three-month period ended May 31, 2016, as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was up 1.4%, and our minutes sold were down 2.6%.
Publishing net revenues decreased during the three-month period ended May 31, 2016. A portion of this revenue decline relates to the timing of certain ancillary publications that were published during the three-month period ended May 31, 2015 in the prior year, but will be published after the first quarter in fiscal 2017. Also, we have seen general weakness in advertising demand for Texas Monthly and Los Angeles Magazine, our two largest publications.
Emerging technologies net revenues, which primarily relates to licensing fees of our TagStation software and pricing services provided by Digonex, decreased during the three-month period ended May 31, 2016. This decrease relates to Digonex, as a large retail customer did not renew for 2016.
Station operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended May 31,
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$28,693	$27,275	$(1,418)	(4.9)%
Publishing	15,209	13,478	(1,731)	(11.4)%
Emerging Technologies	1,641	2,236	595	36.3%
Total station operating expenses excluding depreciation and amortization expense	$45,543	$42,989	$(2,554)	(5.6)%

The decrease in station operating expenses excluding depreciation and amortization expense for our radio division for the three-month period ended May 31, 2016 is mostly due to savings realized from the cost reduction plan that the Company implemented in January 2016 and the nonrecurring nature of legal expenses the Company incurred in Los Angeles in the prior year associated with litigation against a former radio morning host.
Station operating expenses excluding depreciation and amortization expense for publishing decreased during the three-month period ended May 31, 2016 due to savings realized from the cost reduction plan that the Company implemented in January 2016, lower commission and revenue-related costs as a result of lower net revenues and lower production costs related to ancillary publications that were produced during the three-month period ended May 31, 2015 in the prior year, but will be produced later in the fiscal year in fiscal 2017.
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the three-month period ended May 31, 2016 mostly due to costs associated with enhancements to the NextRadio application and additional personnel costs for TagStation and NextRadio in anticipation of increased activity in fiscal 2017.
Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended May 31,
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$3,819	$3,044	$(775)	(20.3)%

Corporate expenses excluding depreciation and amortization expense decreased during the three-month period ended May 31, 2016 mostly due to savings realized from the cost reduction plan implemented in January 2016, which includes a voluntary 5% reduction in salary for all of our executive officers.
Depreciation and amortization:

	For the Three Months Ended May 31,
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$798	$907	$109	13.7%
Publishing	61	73	12	19.7%
Corporate & Emerging Technologies	591	352	(239)	(40.4)%
Total depreciation and amortization	$1,450	$1,332	$(118)	(8.1)%
The increase in radio depreciation and amortization expense is mostly related to depreciation of broadcasting equipment and other equipment placed into service in the latter portion of the prior fiscal year. The decrease in corporate & emerging technologies is mostly due to reduced amortization expense of Digonex-related intangible assets. In connection with our annual review of the carrying value of our intangible assets in December 2015, the Company recorded an impairment charge of approximately $3.4 million related to Digonex's definite-lived intangible assets. This impairment charge reduced the carrying value of the definite-lived intangible assets, and thus reduced amortization for the remainder of the definite-lived intangible assets' useful life.

Operating income:

	For the Three Months Ended May 31,
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$13,102	$14,517	$1,415	10.8%
Publishing	255	(459)	(714)	(280.0)%
Corporate & Emerging Technologies	(5,716)	(5,421)	295	5.2%
Total operating income:	$7,641	$8,637	$996	13.0%

Radio operating income increased in the three-month period ended May 31, 2016 mostly due to lower operating expenses excluding depreciation and amortization expense as a result of the cost reduction plan the Company implemented in January 2016.
Publishing operating income decreased during the three-month period ended May 31, 2016 mostly due to net revenue declines, as previously discussed, partially offset by lower operating expenses excluding depreciation and amortization expense as a result of the cost reduction plan the Company implemented in January 2016.
Corporate and emerging technologies operating loss decreased during the three-month period ended May 31, 2016 due to a reduction in corporate expenses as a result of our cost reduction plan implemented in Janaury 2016. These cost savings were partially offset by a decline in revenues for Digonex and an increase in TagStation and NextRadio operating expenses in anticipation of greater activity for those businesses in fiscal 2017.
Interest expense:

	For the Three Months Ended May 31,
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(4,546)	$(4,690)	$(144)	3.2%

Interest expense was up slightly for the three-month period ended May 31, 2016. Although our overall long-term debt balance declined from the prior year, the rate we pay on amounts borrowed under the Credit Agreement increased in connection with the April 30, 2015 Second Amendment. The weighted-average interest rate of debt outstanding under our 2014 Credit Agreement was 7.0% at May 31, 2016.
Provision for income taxes:

	For the Three Months Ended May 31,
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$947	$675	$(272)	(28.7)%

The Company records a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. The provision associated with deferred tax liabilities related to indefinite-lived intangibles is estimated to be approximately $2.5 million for the year ending February 28, 2017.

Consolidated net income:

	For the Three Months Ended May 31,
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$2,158	$3,315	$1,157	53.6%

Consolidated net income for the three-month period ended May 31, 2016 increased mostly due to higher operating income as a result of costs reductions implemented in January 2016.

Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our Credit Agreement. Our primary uses of capital during the past few years have been, and are expected to continue to be, investments in our growth businesses, strategic acquisitions, capital expenditures, working capital, debt service requirements and the repayment of debt.
At May 31, 2016, we had cash and cash equivalents of $4.3 million and net working capital of $7.0 million. At February 29, 2016, we had cash and cash equivalents of $4.5 million and net working capital of $0.4 million. The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2017 with cash and cash equivalents on hand and projected cash flows from operations. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2017.
In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses and goodwill. These impairment charges have had no impact on our liquidity or compliance with debt covenants.
On December 7, 2015, the Company received a notification from the Listing Qualifications Department of Nasdaq indicating that the Company's Class A common stock was not in compliance with Markeplace Rule 5450(a)(1) (the “Minimum Bid Price Rule”) because the minimum bid price of the Company's Class A common stock on the Nasdaq Global Select Market closed below $1.00 per share for 30 consecutive business days. In accordance with Marketplace Rules 5810(c)(3)(A), the Company had 180 calendar days, or until June 6, 2016, for our Class A common stock to regain compliance with the Minimum Bid Price Rule. During the 180 day period, the Company’s Class A common stock continued to trade on the Nasdaq Global Select Market. On June 7, 2016, the Company received a written notification (the "Staff Determination")from Nasdaq stating that because the Company had not regained compliance with the $1.00 minimum bid price requirement for continued listing, the Company’s Class A common stock (listed on The Nasdaq Global Select Market under the symbol “EMMS”) would be subject to delisting unless the Company requested a hearing before a Nasdaq Hearings Panel (the "Panel") on or before June 14, 2016.
The Company requested a hearing before the Panel, which stayed any delisting action in connection with the Staff Determination and allowed the continued listing of the Company’s Class A common stock on The Nasdaq Global Select Market until the Panel renders a decision subsequent to the hearing. At the hearing, the Company intends to present a plan to regain compliance with Rule 5450(a)(1) and request that the Panel allow the Company additional time within which to regain compliance. The Company believes that it will be able to present a viable plan to regain compliance because our shareholders are scheduled to vote upon a proposed amendment to our articles of incorporation to permit a one-for-four reverse stock split at our annual meeting on July 7, 2016 and we have already received sufficient votes for the proposal’s adoption. Upon receipt of formal shareholder approval, the reverse stock split is expected to be implemented effective upon the commencement of trading on July 8, 2016. Thus, the Company expects that our Class A common stock will have been trading above $1.00 for ten consecutive trading days on July 21, 2016, the date of our Nasdaq hearing.
Operating Activities
Cash provided by operating activities was $1.7 million and $2.1 million for the three months ended May 31, 2015 and 2016, respectively. The increase in cash provided by operating activities is mostly due to the increase in operating income as previously discussed.

Investing Activities
Cash used in investing activities was $0.4 million for the three months ended May 31, 2015 and 2016. Cash used in investing activities during both periods consisted primarily of capital expenditures. We expect capital expenditures to be approximately $3.5 million in the current fiscal year, compared to $3.4 million in fiscal 2016. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash generated from operating activities and borrowings under our 2014 Credit Agreement.
Financing Activities
Cash used in financing activities was $1.7 million and $1.9 million for the three months ended May 31, 2015 and 2016, respectively. During the three months ended May 31, 2015, cash used in financing activities related to $1.6 million of distributions paid to noncontrolling interests, $1.1 million of debt-related costs and $0.3 million of tax withholding settlements on stock issued to employees. Partially offsetting these uses of cash in the prior year were net debt borrowings of $1.3 million. During the three months ended May 31, 2016, cash used in financing activities related to $1.2 million of distributions paid to noncontrolling interests, $0.5 million of net debt payments and $0.2 million of tax withholding settlements on stock issued to employees.
As of May 31, 2016, Emmis had $185.6 million of borrowings under the 2014 Credit Agreement and $70.3 million ($64.1 million related to 98.7FM in New York and $6.2 million related to Digonex) of non-recourse debt. Borrowings under the 2014 Credit Agreement bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of May 31, 2016, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 7.0%. The non-recourse debt related to 98.7FM in New York bears interest at 4.1% per annum and the non-recourse debt related to Digonex bears interest at 5.0% per annum.
The debt service requirements of Emmis over the next twelve-month period are expected to be $22.2 million related to our 2014 Credit Agreement, as amended, ($9.3 million of principal repayments and $12.9 million of interest payments) and $8.1 million related to our 98.7FM non-recourse debt ($5.6 million of principal repayments and $2.5 million of interest payments). There are no debt service requirements of our Digonex non-recourse debt until the debt matures in December 2017. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2014 Credit Agreement debt bears interest at variable rates. The Company estimated interest payments for the 2014 Credit Agreement above by using the amounts outstanding under the 2014 Credit Agreement as of May 31, 2016 and the weighted average interest rate as of the same date.
At July 1, 2016, we had $7.0 million available for additional borrowing under our credit agreement. No letters of credit were outstanding. Availability under the credit agreement depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of May 31, 2016. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, the 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.
Intangibles
As of May 31, 2016, approximately 69% of our total assets consisted of FCC broadcast licenses and goodwill, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.
Regulatory, Legal and Other Matters
Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the company that we believe are likely to have a material adverse effect on the company.
On July 7, 2014, individuals who had been seeking to overturn the FCC’s approval of the transfer of the broadcast licenses for WBLS-FM and WLIB-AM from entities associated with Inner City Broadcasting to YMF (the entities that subsequently sold the two stations to Emmis) filed with the U.S. Court of Appeals for the District of Columbia Circuit a Notice of Appeal of the FCC’s approval of the transfer. The U.S. Court of Appeals for the District of Columbia upheld the license transfer. Additionally, in March 2015, an individual filed a lawsuit in the Federal District Court of New York challenging the transfer of the assets of WBLS-FM and WLIB-AM from Inner City to YMF, and claimed that Emmis had exerted undue influence in securing the FCC's consent to the transfer of the FCC licenses of WBLS-FM and WLIB-AM from YMF to Emmis. Based upon the facts alleged in the cases and the extensive precedent of courts not overturning FCC approvals of transfers of broadcast licenses except in exceedingly rare circumstances, Emmis believes the appeal and the claims in the lawsuit are without merit.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of May 31, 2016 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended May 31, 2016, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended May 31, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
March 1, 2016 - March 31, 2016	159,767	$0.54	—	$—
April 1, 2016 - April 30, 2016	—	$—	—	$—
May 1, 2016 - May 31, 2016	160,948	$0.52	—	$—
	320,715		—
Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective February 17, 2016		10-K	2/29/2016	3.1	5/5/2016
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: July 7, 2016	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and Treasurer