Form 10-Q
period 2016-08-31
EMMIS COMMUNICATIONS CORP
filed 2016-10-06
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of September 30, 2016, was:

11,178,875	Shares of Class A Common Stock, $.01 Par Value
1,142,366	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2016	2015	2016
NET REVENUES	$62,482	$58,774	$120,935	$114,776
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $1,132, $1,085, $2,264 and $2,195, respectively	47,734	46,991	93,277	89,980
Corporate expenses excluding depreciation and amortization expense of $271, $197, $589 and $419, respectively	3,487	2,453	7,306	5,497
Impairment loss on intangible assets	—	2,988	—	2,988
Depreciation and amortization	1,403	1,282	2,853	2,614
Loss on disposal of assets	—	125	—	125
Total operating expenses	52,624	53,839	103,436	101,204
OPERATING INCOME	9,858	4,935	17,499	13,572
OTHER EXPENSE:
Interest expense	(4,945)	(4,758)	(9,491)	(9,448)
Other income, net	828	89	838	132
Total other expense	(4,117)	(4,669)	(8,653)	(9,316)
INCOME BEFORE INCOME TAXES	5,741	266	8,846	4,256
PROVISION FOR INCOME TAXES	826	664	1,773	1,339
CONSOLIDATED NET INCOME (LOSS)	4,915	(398)	7,073	2,917
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	521	(733)	1,154	(104)
NET INCOME ATTRIBUTABLE TO THE COMPANY	4,394	335	5,919	3,021

NET INCOME PER SHARE - BASIC	$0.40	$0.03	$0.54	$0.25
NET INCOME PER SHARE - DILUTED	$0.37	$0.03	$0.50	$0.25
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	10,950	12,047	10,884	11,922
Diluted	11,813	12,299	11,847	12,043

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2016	2015	2016
CONSOLIDATED NET INCOME (LOSS)	$4,915	$(398)	$7,073	$2,917
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	521	(733)	1,154	(104)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,394	$335	$5,919	$3,021

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 29, 2016	August 31, 2016
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,456	$5,694
Restricted cash	1,464	1,818
Accounts receivable, net	34,906	38,311
Prepaid expenses	7,413	8,906
Other current assets	3,452	2,073
Total current assets	51,691	56,802
PROPERTY AND EQUIPMENT, NET	33,843	31,982
INTANGIBLE ASSETS (NOTE 3):
Indefinite-lived intangibles	205,129	205,129
Goodwill	14,697	12,639
Other intangibles, net	3,299	1,919
Total intangible assets	223,125	219,687
OTHER ASSETS, NET	7,947	8,318
Total assets	$316,606	$316,789

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 29, 2016	August 31, 2016
		(Unaudited)
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,127	$7,071
Current maturities of long-term debt (Note 4)	17,573	14,982
Accrued salaries and commissions	8,375	7,223
Deferred revenue	11,435	11,607
Other current liabilities	5,775	5,828
Total current liabilities	51,285	46,711
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 4)	228,027	229,678
OTHER NONCURRENT LIABILITIES	7,728	7,453
DEFERRED INCOME TAXES	43,715	44,982
Total liabilities	330,755	328,824
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $.01 par value; authorized 42,500,000 shares; issued and outstanding 10,402,400 shares at February 29, 2016 and 11,139,845 shares at August 31, 2016	104	111
Class B common stock, $.01 par value; authorized 7,500,000 shares; issued and outstanding 1,142,366 shares at February 29, 2016 and August 31, 2016	11	11
Series A non-cumulative convertible preferred stock, $.01 par value; $50.00 liquidation preference per share, aggregate liquidation preference and redemption amount of $43,316 and $0 at February 29, 2016 and August 31, 2016, respectively; authorized 2,875,000 shares; issued and outstanding 866,319 shares at February 29, 2016; no shares issued and outstanding at August 31, 2016	9	—
Additional paid-in capital	589,830	591,103
Accumulated deficit	(642,500)	(639,479)
Total shareholders’ deficit	(52,546)	(48,254)
NONCONTROLLING INTERESTS	38,397	36,219
Total deficit	(14,149)	(12,035)
Total liabilities and deficit	$316,606	$316,789

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, February 29, 2016	10,402,400	$104	1,142,366	$11	866,319	$9	$589,830	$(642,500)	$38,397	$(14,149)
Net income (loss)								3,021	(104)	2,917
Issuance of common stock to employees and officers	120,200	1					1,249			1,250
Exercise of stock options	12,515	—					20			20
Distributions to noncontrolling interests									(2,074)	(2,074)
Conversion of Series A Preferred Stock to Class A Common Stock	606,423	6			(866,319)	(9)	9			6
Purchase of Class A common stock	(1,693)	—					(5)			(5)
Balance, August 31, 2016	11,139,845	$111	1,142,366	$11	—	$—	$591,103	$(639,479)	$36,219	$(12,035)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Six Months Ended August 31,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$7,073	$2,917
Adjustments to reconcile consolidated net income to net cash provided by operating activities -
Impairment loss on intangible assets	—	2,988
Depreciation and amortization	2,853	2,614
Amortization of debt discount	822	854
Noncash accretion of debt	372	371
Provision for bad debts	101	53
Provision for deferred income taxes	1,683	1,267
Noncash compensation	3,765	1,516
Loss on disposal of assets	—	125
Changes in assets and liabilities -
Restricted cash	674	(354)
Accounts receivable	(1,917)	(3,458)
Prepaid expenses and other current assets	207	(114)
Other assets	(448)	(432)
Accounts payable and accrued liabilities	(2,024)	(2,208)
Deferred revenue	565	172
Income taxes	(61)	(82)
Other liabilities	(1,586)	(140)
Net cash provided by operating activities	12,079	6,089
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,281)	(711)
Cash paid for investments, net of distributions	107	61
Proceeds from the sale of property and equipment	—	283
Net cash used in investing activities	$(1,174)	$(367)

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Six Months Ended August 31,
	2015	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$(9,828)	$(13,165)
Proceeds from long-term debt	6,000	11,000
Debt-related costs	(1,134)	—
Distributions to noncontrolling interests	(2,487)	(2,074)
Proceeds from the exercise of stock options	133	20
Purchase of Class A common stock	—	(5)
Settlement of tax withholding obligations on stock issued to employees	(507)	(260)
Net cash used in financing activities	(7,823)	(4,484)
INCREASE IN CASH AND CASH EQUIVALENTS	3,082	1,238
CASH AND CASH EQUIVALENTS:
Beginning of period	3,669	4,456
End of period	$6,751	$5,694
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$8,413	$7,943
Cash paid for income taxes, net	216	112
Noncash financing transactions-
Stock issued to employees and directors	2,759	1,518

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
August 31, 2016
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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at August 31, 2016, the results of its operations for the three-month and six-month periods ended August 31, 2015 and 2016, and cash flows for the six-month periods ended August 31, 2015 and 2016.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 that have had a material impact on our condensed consolidated financial statements and related notes.

Common Stock Reverse Split
On July 8, 2016, the Company effected a one-for-four reverse stock split for its Class A, Class B and Class C common stock. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

Basic and Diluted Net Income Per Common Share
Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2015 and 2016 consisted of stock options and restricted stock awards. Potentially dilutive securities at August 31, 2015 also included Series A non-cumulative convertible preferred stock (the “Preferred Stock”). All shares of Preferred Stock were converted into Class A common stock during the three months ended May 31, 2016. The following table sets forth the calculation of basic and diluted net income per share:

	For the three months ended
	August 31, 2015			August 31, 2016
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$4,394	10,950	$0.40	$335	12,047	$0.03
Impact of equity awards	—	309		—	252
Impact of conversion of preferred stock into common stock	—	554		—	—
Diluted net income per common share:
Net income available to common shareholders	$4,394	11,813	$0.37	$335	12,299	$0.03

	For the six months ended
	August 31, 2015			August 31, 2016
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$5,919	10,884	$0.54	$3,021	11,922	$0.25
Impact of equity awards	—	402	—	—	121	—
Impact of conversion of preferred stock into common stock	—	561	—	—	—	—
Diluted net income per common share:
Net income available to common shareholders	$5,919	11,847	$0.50	$3,021	12,043	$0.25

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the three month ended August 31,		For the six months ended August 31,
	2015	2016	2015	2016
	(shares in 000’s )
Equity awards	997	1,340	981	1,491
Antidilutive common share equivalents	997	1,340	981	1,491

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

	For the three months ended August 31,		For the six months ended August 31,
	2015	2016	2015	2016
	(amounts in 000's)
Net revenues	$2,583	$2,583	$5,166	$5,166
Station operating expenses, excluding depreciation and amortization expense	259	363	516	614
Interest expense	768	715	1,548	1,443

Assets and liabilities of 98.7FM as of February 29, 2016 and August 31, 2016 were as follows:

	As of February 29,	As of August 31,
	2016	2016
	(amounts in 000's)
Current assets:
Restricted cash	$1,464	$1,187
Prepaid expenses	545	516
Total current assets	2,009	1,703
Noncurrent assets:
Property and equipment, net	253	239
Indefinite lived intangibles	49,297	49,297
Deposits and other	5,460	5,841
Total noncurrent assets	55,010	55,377
Total assets	$57,019	$57,080
Current liabilities:
Accounts payable and accrued expenses	$14	$14
Current maturities of long-term debt	5,453	5,732
Deferred revenue	779	806
Other current liabilities	223	214
Total current liabilities	6,469	6,766
Noncurrent liabilities:
Long-term debt, net of current portion and unamortized debt discount	57,728	54,912
Total noncurrent liabilities	57,728	54,912
Total liabilities	$64,197	$61,678

Restricted Cash
The Company's restricted cash, included in current assets in the accompanying condensed consolidated balance sheets, totaled $1.5 million and $1.8 million as of February 29, 2016 and August 31, 2016, respectively.
The terms of our 98.7FM non-recourse notes and related agreements discussed in Note 4 restrict a portion of our cash on deposit for specific operating and financing purposes. Restricted cash related to the 98.7FM non-recourse notes and related agreements totaled $1.5 million and $1.2 million as of February 29, 2016 and August 31, 2016, respectively.
In connection with the Company's agreement with Sprint/United Management Company (“Sprint”), the Company collects cash from other participating companies in the radio industry and remits cash collected to Sprint. The entirety of cash collected but not yet remitted to Sprint classified as restricted cash as of August 31, 2016 was $0.6 million. The Company had remitted to Sprint all collected cash related to its agreement as of February 29, 2016.

Noncontrolling Interests
The Company follows Accounting Standards Codification paragraph 810-10-65-1 to report the noncontrolling interests related to our Austin radio partnership and Digonex Technologies Inc., a dynamic pricing business (hereinafter "Digonex"). We have a 50.1% controlling interest in our Austin radio partnership. We do not own any of the common equity of Digonex, but we consolidate the entity because we control its board of directors via rights granted in convertible preferred stock and convertible debt that we own.

Noncontrolling interests represents the noncontrolling interest holders' proportionate share of the equity of the Austin radio partnership and Digonex. Noncontrolling interests are adjusted for the noncontrolling interest holders' proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. Below is a summary of the noncontrolling interest activity for the six months ended August 31, 2015 and 2016:

	Austin radio partnership	Digonex	Total noncontrolling interests
Balance, February 28, 2015	$47,883	$(1,222)	$46,661
Net income (loss)	3,208	(2,054)	1,154
Distributions to noncontrolling interests	(2,487)	—	(2,487)
Balance, August 31, 2015	$48,604	$(3,276)	$45,328

Balance, February 29, 2016	$47,556	$(9,159)	$38,397
Net income (loss)	3,048	(3,152)	(104)
Distributions to noncontrolling interests	(2,074)	—	(2,074)
Balance, August 31, 2016	$48,530	$(12,311)	$36,219

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended August 31, 2015 and 2016:

	Six Months Ended August 31,
	2015	2016
Risk-Free Interest Rate:	1.3% - 1.4%	0.9% - 1.2%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.3	4.3
Expected Volatility:	57.2% - 64.6%	58.6% - 60.0%

The following table presents a summary of the Company’s stock options outstanding at August 31, 2016, and stock option activity during the six months ended August 31, 2016 (“Price” reflects the weighted average exercise price per share; "Aggregate Intrinsic Value" dollars in thousands):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	1,948,384	$6.36
Granted	174,678	2.38
Exercised	12,515	1.62
Forfeited	4,375	8.28
Expired	18,432	44.68
Outstanding, end of period	2,087,740	5.71	6.6	$1,540
Exercisable, end of period	1,211,940	5.71	5.1	$785

Cash received from option exercises for the six months ended August 31, 2015 and 2016 was $0.1 million and less than $0.1 million, respectively. The Company did not record an income tax benefit relating to the options exercised during the six months ended August 31, 2015 or 2016.
The weighted average per share grant date fair value of options granted during the six months ended August 31, 2015 and 2016, was $4.04 and $1.13, respectively.
A summary of the Company’s nonvested options at August 31, 2016, and changes during the six months ended August 31, 2016, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	830,803	$3.71
Granted	174,678	1.13
Vested	125,306	5.03
Forfeited	4,375	4.22
Nonvested, end of period	875,800	3.00
There were 1.5 million shares available for future grants under the Company’s various equity plans (1.2 million shares under the 2016 Equity Compensation Plan and 0.3 million shares under other plans) at August 31, 2016, not including shares that may become available for future grants upon forfeiture, lapse or surrender for taxes.
The vesting dates of outstanding options at August 31, 2016 range from September 2016 to July 2019, and expiration dates range from March 2017 to August 2026.

Restricted Stock Awards
The Company grants restricted stock awards to directors annually, and periodically grants restricted stock to employees in connection with employment agreements. Awards to directors are granted on the date of our annual meeting of shareholders and vest on the earlier of (i) the completion of the director’s 3-year term or (ii) the third anniversary of the date of grant. Restricted stock award grants are granted out of the Company’s 2016 Equity Compensation Plan. The Company may also award, out of the Company’s 2016 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares may be immediately lapsed on the grant date.
The following table presents a summary of the Company’s restricted stock grants outstanding at August 31, 2016, and restricted stock activity during the six months ended August 31, 2016 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	212,995	$7.12
Granted	226,452	2.76
Vested (restriction lapsed)	228,871	4.22
Grants outstanding, end of period	210,576	5.59

The total grant date fair value of shares vested during the six months ended August 31, 2015 and 2016, was $1.7 million and $1.0 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense recognized by the Company during the three and six months ended August 31, 2015 and 2016. The company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2016	2015	2016
Station operating expenses	$521	$197	$1,245	$534
Corporate expenses	1,140	463	2,520	982
Stock-based compensation expense included in operating expenses	$1,661	$660	$3,765	$1,516

As of August 31, 2016, there was $1.7 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

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
The carrying amounts of the Company’s FCC licenses were $205.1 million as of February 29, 2016 and August 31, 2016. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the six months ended August 31, 2016, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
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
Valuation of Goodwill
ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended August 31, 2016, the Company lowered its growth expectations for Digonex for the next several years due to slow client adoption of dynamic pricing services. While the Company continues to believe in the long-term growth prospects of Digonex, the lengthy sales cycle has caused Digonex to perform below expectations to date. Despite lowering near-term growth expectations for Digonex in connection with our annual impairment review for fiscal 2016, which led to a goodwill impairment charge of $0.7 million, performance in the first six months of the current fiscal year indicated that a further revision was appropriate. Our projections now assume Digonex will generate cash flow losses in the short and medium-term. The combination of lower-than-expected current period results, coupled with downward revisions to future revenue projections, resulted in an impairment indicator that caused the Company to assess goodwill and related intangibles on an interim basis during the quarter ended August 31, 2016. The Company's discounted cash flow analysis for Digonex indicated a nominal enterprise value. Therefore, in connection with the interim impairment test, Emmis determined that Digonex's goodwill was fully impaired and recorded an impairment loss of $2.1 million.
When assessing its goodwill of radio and publishing operations for impairment, the Company generally uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units has been based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. Management believes this methodology for valuing radio and publishing properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
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
The following table summarizes the Company's goodwill by segment as of February 29, 2016 and August 31, 2016.

	As of February 29,	As of August 31,
	2016	2016
Radio	$4,603	$4,603
Publishing	8,036	8,036
Corporate & Emerging Technologies	2,058	—
Total Goodwill	$14,697	$12,639

Definite-lived intangibles
The Company’s definite-lived intangible assets consist of trademarks, customer lists, and a syndicated programming contract, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 29, 2016 and August 31, 2016:

		As of February 29, 2016			As of August 31, 2016
		(in 000's)
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	8.3	$1,240	$727	$513	$940	$594	$346
Patents	N/A	1,815	1,141	674	—	—	—
Customer lists	0.8	1,015	543	472	315	235	80
Programming agreement	5.1	2,154	514	1,640	2,154	661	1,493
TOTAL		$6,224	$2,925	$3,299	$3,409	$1,490	$1,919
In accordance with Accounting Standards Codification paragraph 360-10, the Company performs an analysis to (i) determine if indicators of impairment of a long-lived asset are present, (ii) test the long-lived asset for recoverability by comparing undiscounted cash flows of the long-lived asset to its carrying value and (iii) measure any potential impairment by comparing the long-lived asset's fair value to its current carrying value. As discussed above, performance below the Company's expectations, coupled with a downward revision of long-term forecasts for Digonex, led the Company to measure impairment for Digonex's definite-lived intangibles during the quarter ended August 31, 2016. The Company determined that the patents, customer list and trademarks of Digonex were fully impaired and recorded an impairment loss of $0.9 million.
Total amortization expense from definite-lived intangibles for the six-month periods ended August 31, 2015 and 2016 was $0.4 million and $0.5 million, respectively. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
(in 000's)
2017	671
2018	362
2019	336
2020	336
2021	336

Note 4. Long-term Debt
Long-term debt was comprised of the following at February 29, 2016 and August 31, 2016:

	February 29, 2016	August 31, 2016
2014 Credit Agreement debt :
Revolver	$3,000	$11,000
Term Loan	181,762	174,268
Total 2014 Credit Agreement debt	184,762	185,268

98.7FM non-recourse debt	65,411	62,740
Digonex non-recourse debt (1)	4,714	5,085
Less: Current maturities	(17,573)	(14,982)
Less: Unamortized original issue discount	(9,287)	(8,433)
Total long-term debt	$228,027	$229,678

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

The 2014 Credit Agreement is carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $9.3 million and $8.4 million as of February 29, 2016 and August 31, 2016, respectively, is being amortized as additional interest expense over the life of the 2014 Credit Agreement.
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
On August 22, 2016, Emmis entered into the Third Amendment to the 2014 Credit Agreement. The Third Amendment makes certain changes to the Credit Agreement to facilitate the Company's consideration of and, if approved by the Company's Board of Directors and shareholders, entry into a transaction that would result in the Class A common stock of the Company ceasing to be registered under the Securities Act of 1934 (such potential transaction, a "Going Private Transaction"). Specifically, the Third Amendment adds an exception to the covenant restricting transactions with affiliates that (i) permits the Company to enter into a Going Private Transaction with an affiliate of the Company and (ii) permits the Borrower to pay any costs incurred or reimbursed by an affiliate of the Company in connection with a Going Private Transaction, whether or not the transaction is consummated. The Third Amendment also allows the Company to add certain costs and expenses incurred in connection with a Going Private Transaction to Consolidated EBITDA, as defined in the Credit Agreement, for purposes of determining compliance with the financial covenants in the Credit Agreement, subject to caps of (i) $2.5 million if a Going Private Transaction is not recommended by a special committee of the Company’s Board of Directors and (ii) $8.0 million if a Going Private Transaction is recommended by a special committee of the Company’s Board of Directors but not consummated. Finally, the Third Amendment makes certain changes to the Credit Agreement that would be effective only if a Going Private Transaction is consummated. The Third Amendment also requires the Borrower to pay a 50 basis point fee to the lenders that consented to it either if a Going Private Transaction is consummated or if such a transaction is recommended by a special committee of the board of directors of the Company but not consummated. See Note 10 for discussion of the Going Private Transaction.
We were in compliance with all financial and non-financial covenants as of August 31, 2016. Our Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2014 Credit Agreement) requirements and actual amounts as of August 31, 2016 were as follows:

As of August 31, 2016
	Covenant Requirement	Actual Results
Maximum Total Leverage Ratio	6.25 : 1.00	5.62 : 1.00
Minimum Interest Coverage Ratio	2.00 : 1.00	2.39 : 1.00

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
Based on amounts outstanding at August 31, 2016, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year Ended	2014 Credit Agreement			Digonex	Total
February 28 (29),	Revolver	Term Loan	98.7FM Debt	Notes payable	Payments
2017	$—	$4,625	$2,783	$—	$7,408
2018	—	9,250	6,039	6,199	21,488
2019	—	9,250	6,587	—	15,837
2020	11,000	9,250	7,150	—	27,400
2021	—	9,250	7,756	—	17,006
Thereafter	—	132,643	32,425	—	165,068
Total	$11,000	$174,268	$62,740	$6,199	$254,207

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 29, 2016 and August 31, 2016. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of August 31, 2016
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
- 2014 Credit Agreement debt: As of August 31, 2016, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $166.7 million and $185.3 million, respectively. The Company's estimate of fair value was based on quoted prices of this instrument and is considered a Level 2 measurement.
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

Three Months Ended August 31, 2016	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	45,972	12,619	183	$58,774
Station operating expenses excluding and depreciation and amortization expense	31,661	12,959	2,371	46,991
Corporate expenses excluding depreciation and amortization expense	—	—	2,453	2,453
Impairment loss on intangible assets	—	—	2,988	2,988
Depreciation and amortization	881	69	332	1,282
Loss on disposal of fixed assets	125	—	—	125
Operating income (loss)	$13,305	$(409)	$(7,961)	$4,935

Three Months Ended August 31, 2015	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	47,562	14,592	328	$62,482
Station operating expenses excluding LMA fees and depreciation and amortization expense	31,880	14,038	1,816	47,734
Corporate expenses excluding depreciation and amortization expense	—	—	3,487	3,487
Depreciation and amortization	796	63	544	1,403
Operating income (loss)	$14,886	$491	$(5,519)	$9,858

Six Months Ended August 31, 2016	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	88,671	25,711	394	$114,776
Station operating expenses excluding depreciation and amortization expense	58,936	26,437	4,607	89,980
Corporate expenses excluding depreciation and amortization expense	—	—	5,497	5,497
Impairment loss	—	—	2,988	2,988
Depreciation and amortization	1,788	142	684	2,614
Loss on disposal of fixed assets	125	—	—	125
Operating income (loss)	$27,822	$(868)	$(13,382)	$13,572

Six Months Ended August 31, 2015	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	90,155	30,117	663	$120,935
Station operating expenses excluding depreciation and amortization expense	60,573	29,247	3,457	93,277
Corporate expenses excluding depreciation and amortization expense	—	—	7,306	7,306
Depreciation and amortization	1,594	124	1,135	2,853
Operating income (loss)	$27,988	$746	$(11,235)	$17,499

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 29, 2016	$271,336	$22,060	$23,210	$316,606
As of August 31, 2016	$275,033	$21,652	$20,104	$316,789

Note 8. Regulatory, Legal and Other Matters
Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the company that we believe are likely to have a material adverse effect on the company.
On July 7, 2014, individuals who had been seeking to overturn the FCC’s approval of the transfer of the broadcast licenses for WBLS-FM and WLIB-AM from entities associated with Inner City Broadcasting to YMF (the entities that subsequently sold the two stations to Emmis) filed with the U.S. Court of Appeals for the District of Columbia Circuit a Notice of Appeal of the FCC’s approval of the transfer. The U.S. Court of Appeals for the District of Columbia upheld the license transfer, but the plaintiffs filed a Petition for Writ of Certiorari with the United States Supreme Court. Additionally, in March 2015, an individual filed a lawsuit in the Federal District Court in New York challenging the transfer of the assets of WBLS-FM and WLIB-AM from Inner City to YMF, and claimed that Emmis had exerted undue influence in securing the FCC's consent to the transfer of the FCC licenses of WBLS-FM and WLIB-AM from YMF to Emmis. The United States District Court for the Southern District of New York dismissed this case on September 14, 2016. Based upon the facts alleged in the cases and the extensive precedent of courts not overturning FCC approvals of transfers of broadcast licenses except in exceedingly rare circumstances, Emmis believes the claims in the lawsuits are without merit.

Note 9. Income Taxes
Our effective income tax rate was 20% and 31% for the six-month periods ended August 31, 2015 and 2016. The Company recorded a valuation allowance for its net deferred tax assets generated during the period, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. The provision associated with deferred tax liabilities related to indefinite-lived intangibles is estimated to be approximately $2.5 million for the year ending February 28, 2017.

Note 10. Other Significant Events
On July 26, 2016, the Nasdaq Stock Market LLC ("Nasdaq") informed the Company that the Company was in compliance with all applicable requirements for continued listing of its Class A common stock on Nasdaq. The Company requested and received a hearing before the Nasdaq Hearing Panel regarding the Nasdaq Listing Qualifications Staff's June 7, 2016, determination to delist the Company's Class A common stock due to the Company's non-compliance with the minimum bid price requirement. The Hearing Panel determined the Company had regained compliance with the minimum bid price requirement as a result of the one-for-four reverse stock split adopted July 8, 2016, and is otherwise compliant with all applicable Nasdaq listing criteria.
On March 17, 2016, Nasdaq filed with the United States Securities and Exchange Commission Form 25-NSE to formally delist the Company's Preferred Stock from the Nasdaq Global Select Market (formerly listed under the symbol "EMMSP"). The delisting occurred on March 28, 2016. Subsequently, the Company filed a Certification and Notice of Termination of Registration to cause the Preferred Stock to be deregistered under Section 12(g) of the Securities Exchange Act of 1934. Pursuant to the Company's articles of incorporation, each outstanding share of Preferred Stock was automatically converted on April 4, 2016, into the Company's Class A common stock at a ratio of 2.80 shares of Class A common stock for each share of Preferred Stock.
On both March 1, 2016 and June 7, 2016, Emmis contributed an additional $0.5 million to Digonex in the form of convertible debt. As of August 31, 2016. Emmis owns rights that are convertible into at least 78% of the common equity of Digonex.
On August 18, 2016, the Board of Directors of the Company received a letter from E Acquisition Corporation, an Indiana corporation currently owned by Jeffrey H. Smulyan, the Company’s Chairman of the Board, Chief Executive Officer and controlling shareholder, and also expected to be owned by certain directors, officers, and other shareholders of the Company, setting forth a non-binding proposal by which E Acquisition Corporation (the “Proposing Person”), would acquire all the outstanding shares of Class A Common Stock of the Company that are not owned by the Proposing Person at a cash purchase price of $4.10 per share (the “Proposal”). The Proposal contemplates that, following the closing of the proposed transaction, the Company’s shares would no longer be registered with the Securities and Exchange Commission and the Company would no longer be a reporting company or have any public shares traded on Nasdaq.
The Company’s Board of Directors has formed a special committee of independent and disinterested directors (the “Special Committee”) to review and evaluate the Proposal. The members of the Special Committee are Susan Bayh and Peter Lund. The Special Committee has engaged independent legal counsel and independent financial advisors to assist the Special Committee in the evaluation of the Proposal. The Board of Directors has authorized the Company to fund up to $0.5 million of costs associated with the Proposal, plus whatever costs are incurred by the Special Committee in its evaluation of the Proposal. Funding of costs associated with the Proposal in excess of $0.5 million may be authorized by the Special Committee. Through August 31, 2016, the Company incurred $0.3 million of costs associated with the Proposal, which is included in corporate expenses, excluding depreciation and amortization expense in the accompanying condensed consolidated statements of operations.
Also on August 18, 2016, the Company announced it was exploring strategic alternatives for its publishing division (excluding Indianapolis Monthly), WLIB-AM in New York City, and its Terre Haute radio stations. These entities were evaluated for held for sale classification as of August 31, 2016, but the Company determined that the required criteria were not met as of that date.

Note 11. Subsequent Events
Additional investment in Digonex
On September 1, 2016, Emmis contributed an additional $0.5 million to Digonex in the form of convertible debt. Subsequent to this contribution, Emmis owns rights that are convertible into at least 79% of the common equity of Digonex.
Assets held for sale
Subsequent to August 31, 2016, Emmis determined that all of the criteria had been met to classify its radio stations in Terre Haute, IN, as well as Texas Monthly as held for sale. As discussed in Note 10, Emmis previously announced that it was exploring strategic alternatives for these properties. Emmis expects to enter into definitive agreements to sell these properties during its quarter ended November 30, 2016 and expects the transactions to close prior to February 28, 2017, the end of the Company’s current fiscal year.

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
The following table summarizes the sources of our revenues for the three-month and six-month periods ended August31, 2015 and 2016. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to our TagStation and Digonex businesses, network revenues and barter.

	Three Months Ended August 31,				Six Months Ended August 31,
	2015	% of Total	2016	% of Total	2015	% of Total	2016	% of Total
	(Dollars in thousands)
Net revenues:
Local	$33,471	53.6%	$31,499	53.6%	$67,626	55.9%	$64,517	56.2%
National	6,608	10.6%	5,788	9.8%	14,107	11.7%	11,507	10.0%
Political	118	0.2%	304	0.5%	282	0.2%	1,164	1.0%
Publication Sales	1,369	2.2%	1,311	2.2%	2,768	2.3%	2,694	2.3%
Non Traditional	10,515	16.8%	9,450	16.1%	15,395	12.7%	13,564	11.8%
LMA Fees	2,583	4.1%	2,583	4.4%	5,166	4.3%	5,166	4.5%
Digital	3,466	5.5%	4,058	6.9%	6,751	5.6%	8,115	7.1%
Other	4,352	7.0%	3,781	6.5%	8,840	7.3%	8,049	7.1%
Total net revenues	$62,482		$58,774		$120,935		$114,776

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. In the six-month period ended August 31, 2016, local sales, excluding political revenues, represented approximately 84% and 87% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 60% of our radio division’s total advertising net revenues for the six-month periods ended August 31, 2015 and 2016. The automotive industry was the largest category for our radio division for the six-month periods ended August 31, 2015 and 2016, representing approximately 13% of our radio net revenues.
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
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's NextRadio smartphone application in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to serve as a conduit for the radio industry to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. NextRadio LLC collects money from the radio industry and forwards it to Sprint. During the six months ended August 31, 2015, Emmis' funding of its share of NextRadio's payment to

Sprint was $0.2 million. This amount is included in station operating expenses in the accompanying condensed consolidated statements of operations. Emmis did not fund any of NextRadio's payment to Sprint during the six months ended August 31, 2016 as it had already fully funded its share through that date. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through August 31, 2016, the NextRadio application had not generated a material amount of revenue.
Since the inception of NextRadio LLC's agreement with Sprint, NextRadio LLC has remitted to Sprint approximately $32.7 million through August 31, 2016. NextRadio LLC is currently in arrears with Sprint, but is in discussions with radio broadcasters and other companies involved in the radio industry to fund the remaining $12.3 million due to Sprint.
On July 27, 2015, NextRadio LLC entered into an agreement with AT&T whereby AT&T agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, AT&T will receive a share of certain revenue generated by the NextRadio application. In August 2015, T-Mobile expressed its intent to include FM chip activation in its device specifications. On September 9, 2016, TagStation LLC (the parent entity of NextRadio LLC and owner of the TagStation and NextRadio applications) entered into an agreement with T-Mobile whereby T-Mobile agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, T-Mobile will receive a share of certain revenue generated by the NextRadio application. TagStation LLC has been working directly with numerous device manufacturers to accelerate the availability of NextRadio to consumers. BLU Products, an American mobile phone manufacturer, has chosen to make NextRadio the native FM tuner on its Android smartphones. In April 2016, Alcatel entered into a similar arrangement for NextRadio. The Samsung Galaxy S7 and S7 Edge smartphones are now FM-enabled and NextRadio compatible across all major U.S. wireless networks. TagStation LLC and the radio industry continue to work with other leading United States wireless network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones.
Emmis granted the U.S. radio industry (as defined in the funding agreements) a call option on substantially all of the assets used in the NextRadio and TagStation businesses in the United States. The call option may be exercised in August 2017 or August 2019 by paying Emmis a purchase price equal to the greater of (i) the appraised fair market value of the NextRadio and TagStation businesses, or (ii) two times Emmis' cumulative investments in the development of the businesses through the second anniversary of the signing of the Sprint agreement. If the call option is exercised, the businesses will continue to be subject to the operating limitations applicable today, and no radio operator will be permitted to own more than 30% of the NextRadio and TagStation businesses.
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
The Company has also aggressively worked to harness the power of broadband and mobile media distribution in the development of emerging business opportunities by growing our streaming audio audience in the United States, developing highly interactive websites with content that engages our listeners, using SMS texting and deploying mobile applications, harnessing the power of digital video on our websites and YouTube channels, and delivering real-time traffic to navigation devices.
The results of our radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for approximately 50% of our radio net revenues. Our acquisition of WBLS-FM and WLIB-AM in New York in fiscal 2015 enhanced our ability to adapt to competitive environment shifts in that market, but our single station in the Los Angeles market, KPWR-FM, has less ability to adapt. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates and may be able to realize operating efficiencies by programming multiple stations in these markets. In February 2015, one of our large competitors changed the format of one of its radio stations in the Los Angeles radio market to more directly compete with our radio station in Los Angeles. In addition, the new station hired our former KPWR-FM morning radio host to be its morning radio host. This development in Los Angeles negatively impacted our financial performance in fiscal 2016 as well as the first six months of fiscal 2017, and could continue to negatively impact our results in Los Angeles in future periods.

Both the Los Angeles and New York radio markets showed signs of improvement during the six months ended August 31, 2016. Market revenues for Los Angeles and New York as measured by Miller Kaplan Arase LLP ("Miller Kaplan"), an independent public accounting firm used by the radio industry to compile revenue information, were up 2.8% and 2.6%, respectively, for the six months ended August 31, 2016 as compared to the same period of the prior year. However, during the same period, our station in Los Angeles, KPWR-FM, and our cluster in New York both lagged their respective market performance. As discussed above, KPWR-FM has been adversely affected by the introduction of a format competitor. While the performance of our New York cluster, which includes WQHT-FM, WBLS-FM and WLIB-AM, lagged the New York radio market, our overall performance in New York has improved subsequent to several leadership changes in January 2016.
As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis' 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In that respect, on August 19, 2016, we announced that we are exploring strategic alternatives for our publishing division (except Indianapolis Monthly), our radio stations in Terre Haute, Indiana, and WLIB-AM in New York.

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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of August 31, 2016, we have recorded approximately $219.8 million in goodwill and FCC licenses, which represents approximately 69% of our total assets.
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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.7 million and $0.6 million accrued for employee healthcare claims as of February 29, 2016 and August 31, 2016, respectively. The Company also maintains large deductible programs (ranging from $10 thousand to $2 million per occurrence) for general liability, property, director and officer liability, crime, fiduciary liability, workers’ compensation, employment liability, automotive liability and media liability claims.

Results of Operations for the Three-Month and Six-Month Periods Ended August 31, 2016, Compared to August 31, 2015
Net revenues:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$47,562	$45,972	$(1,590)	(3.3)%	$90,155	$88,671	$(1,484)	(1.6)%
Publishing	14,592	12,619	(1,973)	(13.5)%	30,117	25,711	(4,406)	(14.6)%
Emerging Technologies	328	183	(145)	(44.2)%	663	394	(269)	(40.6)%
Total net revenues	$62,482	$58,774	$(3,708)	(5.9)%	$120,935	$114,776	$(6,159)	(5.1)%

Radio net revenues were down for the three-month and six-month periods ended August 31, 2016. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets increased 2.0% for the six-month period ended August 31, 2016 as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 2.0% for the six-month period ended August 31, 2016 as compared to the same period of the prior year. For the six-month period ended August 31, 2016, our performance exceeded the market average in Indianapolis and St. Louis, but we lagged the market average in New York, Los Angeles and Austin. Miller Kaplan does not report gross revenue market data for our Terre Haute market.
Our weak performance in Los Angeles mostly related to a format competitor that began directly competing against our station there in February 2015. The revenue impact was most pronounced in the second half of fiscal 2016 and the first half of fiscal 2017. Emmis expects these declines to moderate beginning in the third quarter of fiscal 2017. Excluding Los Angeles, our radio revenues would have been up 1.1% in markets that were up 1.5% according to Miller Kaplan.
For the six-month period ended August 31, 2016, as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was flat, and our minutes sold were down 3.5%.
Publishing net revenues decreased during the three-month and six-month periods ended August 31, 2016. A portion of this revenue decline relates to the timing of certain ancillary publications that were published during the six-month period ended August 31, 2015 in the prior year, but will be published after the second quarter in fiscal 2017. Also contributing to this revenue decline was a decrease in revenues from noncash barter transactions. We have seen general weakness in advertising demand for Texas Monthly and Los Angeles Magazine, our two largest publications.
Emerging technologies net revenues, which primarily relates to licensing fees of our TagStation software and pricing services provided by Digonex, decreased during the three-month and six-month periods ended August 31, 2016. This decrease relates to Digonex, as a large retail customer did not renew for this fiscal year.

Station operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$31,880	$31,661	$(219)	(0.7)%	$60,573	$58,936	$(1,637)	(2.7)%
Publishing	14,038	12,959	(1,079)	(7.7)%	29,247	26,437	(2,810)	(9.6)%
Emerging Technologies	1,816	2,371	555	30.6%	3,457	4,607	1,150	33.3%
Total station operating expenses excluding depreciation and amortization expense	$47,734	$46,991	$(743)	(1.6)%	$93,277	$89,980	$(3,297)	(3.5)%

The decrease in station operating expenses excluding depreciation and amortization expense for our radio division for the three-month and six-month periods ended August 31, 2016 is mostly due to savings realized from the cost reduction plan that the Company implemented in January 2016 and the nonrecurring nature of legal expenses the Company incurred in Los Angeles in the prior year associated with litigation against a former radio morning host.
Station operating expenses excluding depreciation and amortization expense for publishing decreased during the three-month and six-month periods ended August 31, 2016 due to savings realized from the cost reduction plan that the Company implemented in January 2016, lower commission and revenue-related costs as a result of lower net revenues and lower production costs related to ancillary publications that were produced during the six-month period ended August 31, 2015 in the prior year, but will be produced later in the fiscal year in fiscal 2017.
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the three-month and six-month periods ended August 31, 2016 mostly due to costs associated with enhancements to the NextRadio application, including its data reporting capabilities, and additional personnel costs for TagStation in anticipation of increased activity in fiscal 2018.
Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$3,487	$2,453	$(1,034)	(29.7)%	$7,306	$5,497	$(1,809)	(24.8)%

Corporate expenses excluding depreciation and amortization expense decreased during the three-month and six-month periods ended August 31, 2016 mostly due to a decrease in noncash compensation expense and savings realized from the cost reduction plan implemented in January 2016, which includes a voluntary 5% reduction in salary for all of our executive officers.

Impairment loss on intangible assets:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss on intangible assets	—	2,988	$2,988	N/A	—	2,988	$2,988	N/A

In connection with an interim review for impairment, the Company recorded an impairment loss of $2.1 million related to goodwill and $0.9 million related to definite-lived intangible assets, all of which related to Digonex. This impairment loss reduced the carrying value of Digonex goodwill and definite-lived intangible assets to zero.
Depreciation and amortization:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$796	$881	$85	10.7%	$1,594	$1,788	$194	12.2%
Publishing	63	69	6	9.5%	124	142	18	14.5%
Corporate & Emerging Technologies	544	332	(212)	(39.0)%	1,135	684	(451)	(39.7)%
Total depreciation and amortization	$1,403	$1,282	$(121)	(8.6)%	$2,853	$2,614	$(239)	(8.4)%
The increase in radio depreciation and amortization expense is mostly related to depreciation of broadcasting equipment and other equipment placed into service in the latter portion of the prior fiscal year. The decrease in corporate & emerging technologies is mostly due to reduced amortization expense of Digonex-related definite-lived intangible assets. The Company recorded impairment charges related to these definite-lived intangible assets in connection with its annual review of impairment during Fiscal 2016 and with its interim review of impairment as of August 31, 2016, the latter of which reduced the carrying value of these definite-lived intangibles to zero.
Loss on disposal of assets:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Loss on disposal of assets	—	125	$125	N/A	—	125	$125	N/A

During the three months ended August 31, 2016, the Company sold land and equipment in southwest Illinois that it was no longer using for its own radio broadcasting operations. The Company received approximately $0.3 of net proceeds and recorded a $0.1 million loss on disposal of assets.

Operating income:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$14,886	$13,305	$(1,581)	(10.6)%	$27,988	$27,822	$(166)	(0.6)%
Publishing	491	(409)	(900)	(183.3)%	746	(868)	(1,614)	(216.4)%
Corporate & Emerging Technologies	(5,519)	(7,961)	(2,442)	(44.2)%	(11,235)	(13,382)	(2,147)	(19.1)%
Total operating income:	$9,858	$4,935	$(4,923)	(49.9)%	$17,499	$13,572	$(3,927)	(22.4)%

Both radio and publishing operating income decreased in the three-month and six-month periods ended August 31, 2016 mostly due to net revenue declines, partially offset by lower operating expenses excluding depreciation and amortization expense as a result of the cost reduction plan the Company implemented in January 2016.
Corporate and emerging technologies operating loss increased during the three-month and six-month periods ended August 31, 2016 mostly due to the $3.0 million impairment loss on intangible assets related to Digonex. Excluding the impairment loss on intangible assets, corporate and emerging technologies operating loss would have decreased in both the three-month and six-month periods due to lower noncash compensation expense and a reduction in corporate expenses as a result of our cost reduction plan implemented in January 2016.
Interest expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(4,945)	$(4,758)	$187	(3.8)%	$(9,491)	$(9,448)	$43	(0.5)%

Interest expense was down slightly for the three-month and six-month periods ended August 31, 2016 due to lower debt balances as compared to the prior year. The increase in interest rates in connection with the Second Amendment of the Credit Agreement on April 30, 2015 partially offsets the decrease in interest expense associated with lower overall debt balances. The weighted-average interest rate of debt outstanding under our 2014 Credit Agreement was 7.0% at August 31, 2015 and 2016.
Provision for income taxes:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$826	$664	$(162)	(19.6)%	$1,773	$1,339	$(434)	(24.5)%

The Company records a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. The provision associated with deferred tax liabilities related to indefinite-lived intangibles is estimated to be approximately $2.5 million for the year ending February 28, 2017.

Consolidated net income:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$4,915	$(398)	$(5,313)	(108.1)%	$7,073	$2,917	$(4,156)	(58.8)%

Consolidated net income for the three-month and six-month periods ended August 31, 2016 decreased mostly due to the interim impairment charge associated with Digonex intangible assets and lower operating income.

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
At August 31, 2016, we had cash and cash equivalents of $5.7 million and net working capital of $10.1 million. At February 29, 2016, we had cash and cash equivalents of $4.5 million and net working capital of $0.4 million. The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2017 with cash and cash equivalents on hand and projected cash flows from operations. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2017.
In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses, goodwill and other definite-lived intangible assets. These impairment charges have had no impact on our liquidity or compliance with debt covenants.
On August 18, 2016, the Board of Directors of the Company received a letter from E Acquisition Corporation, an Indiana corporation currently owned by Jeffrey H. Smulyan, the Company’s Chairman of the Board, Chief Executive Officer and controlling shareholder, and also expected to be owned by certain directors, officers, and other shareholders of the Company, setting forth a non-binding proposal by which E Acquisition Corporation, would acquire all the outstanding shares of Class A Common Stock of the Company that are not owned by E Acquisition Corporation at a cash purchase price of $4.10 per share . The Proposal contemplates that, following the closing of the proposed transaction, the Company’s shares would no longer be registered with the Securities and Exchange Commission and the Company would no longer be a reporting company or have any public shares traded on Nasdaq.
The Company’s Board of Directors has formed a special committee of independent and disinterested directors to review and evaluate the Proposal. The members of the Special Committee are Susan Bayh and Peter Lund. The Special Committee will engage independent legal counsel and independent financial advisors to assist the Special Committee in the evaluation of the Proposal. The Board of Directors has authorized the Company to fund up to $0.5 million of costs associated with the Proposal, plus whatever costs are incurred by the Special Committee in its evaluation of the Proposal. Funding of costs associated with the Proposal in excess of $0.5 million may be authorized by the Special Committee. Through August 31, 2016, the Company incurred $0.3 million of costs associated with the Proposal, which is included in corporate expenses, excluding depreciation and amortization expense in the accompanying condensed consolidated statements of operations.
Also on August 18, 2016, the Company announced it was exploring strategic alternatives for its publishing division, (excluding Indianapolis Monthly), WLIB-AM in New York City, and its Terre Haute radio stations.
On July 26, 2016, Nasdaq informed the Company that the Company was in compliance with all applicable requirements for continued listing of its Class A common stock on Nasdaq. The Company requested and received a hearing before the Nasdaq Hearing Panel regarding the Nasdaq Listing Qualifications Staff's June 7, 2016, determination to delist the Company's Class A common stock due to the Company's non-compliance with the minimum bid price requirement. The Hearing Panel determined the Company had regained compliance with the minimum bid price requirement as a result of the one-for-four reverse stock split enacted on July 8, 2016, and is otherwise compliant with all applicable Nasdaq listing criteria.
On March 17, 2016, Nasdaq filed with the United States Securities and Exchange Commission Form 25-NSE to formally delist the Company's Preferred Stock from the Nasdaq Global Select Market (formerly listed under the symbol "EMMSP"). The delisting occurred on March 28, 2016. Subsequently, the Company filed a Certification and Notice of Termination of Registration to cause the Preferred Stock to be deregistered under Section 12(g) of the Securities Exchange Act of 1934.

Pursuant to the Company's articles of incorporation, each outstanding share of Preferred Stock was automatically converted on April 4, 2016, into the Company's Class A common stock at a ratio of 2.80 shares of Class A common stock for each share of Preferred Stock.
Operating Activities
Cash provided by operating activities was $12.1 million and $6.1 million for the six months ended August 31, 2015 and 2016, respectively. The decrease in cash provided by operating activities is mostly due to the decrease in operating income as previously discussed.
Investing Activities
Cash used in investing activities was $1.2 million and $0.4 million for the six months ended August 31, 2015 and 2016. Cash used in investing activities during both periods consisted primarily of capital expenditures. We expect capital expenditures to be approximately $3.5 million in the current fiscal year, compared to $3.4 million in fiscal 2016. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash generated from operating activities and borrowings under our 2014 Credit Agreement.
Financing Activities
Cash used in financing activities was $7.8 million and $4.5 million for the six months ended August 31, 2015 and 2016, respectively. During the six months ended August 31, 2015, cash used in financing activities related to net repayments of debt of $3.8 million, $2.5 million of distributions paid to noncontrolling interests, $1.1 million of debt-related costs and $0.5 million of tax withholding settlements on stock issued to employees. During the six months ended August 31, 2016, cash used in financing activities related to net repayments of debt of $2.2 million, $2.1 million of distributions paid to noncontrolling interests, and $0.3 million of tax withholding settlements on stock issued to employees.
As of August 31, 2016, Emmis had $185.3 million of borrowings under the 2014 Credit Agreement and $68.9 million ($62.7 million related to 98.7FM in New York and $6.2 million related to Digonex) of non-recourse debt. Borrowings under the 2014 Credit Agreement bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of August 31, 2016, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 7.0%. The non-recourse debt related to 98.7FM in New York bears interest at 4.1% per annum and the non-recourse debt related to Digonex bears interest at 5.0% per annum.
The debt service requirements of Emmis over the next twelve-month period are expected to be $22.1 million related to our 2014 Credit Agreement, as amended, ($9.3 million of principal repayments and $12.8 million of interest payments) and $8.2 million related to our 98.7FM non-recourse debt ($5.7 million of principal repayments and $2.5 million of interest payments). There are no debt service requirements of our Digonex non-recourse debt until the debt matures in December 2017. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2014 Credit Agreement debt bears interest at variable rates. The Company estimated interest payments for the 2014 Credit Agreement above by using the amounts outstanding under the 2014 Credit Agreement as of August 31, 2016 and the weighted average interest rate as of the same date.
At October 3, 2016, we had $4.0 million available for additional borrowing under our 2014 Credit Agreement. No letters of credit were outstanding. Availability under the 2014 Credit Agreement depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of August 31, 2016. As part of our business strategy, we continually evaluate potential acquisitions of radio stations and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, the 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. On August 18, 2016, the Company announced it was exploring strategic alternatives for its publishing division (excluding Indianapolis Monthly), WLIB-AM in New York City, and its Terre Haute radio stations.

Intangibles
As of August 31, 2016, approximately 69% of our total assets consisted of FCC broadcast licenses and goodwill, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.
Regulatory, Legal and Other Matters
Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the company that we believe are likely to have a material adverse effect on the company.
On July 7, 2014, individuals who had been seeking to overturn the FCC’s approval of the transfer of the broadcast licenses for WBLS-FM and WLIB-AM from entities associated with Inner City Broadcasting to YMF (the entities that subsequently sold the two stations to Emmis) filed with the U.S. Court of Appeals for the District of Columbia Circuit a Notice of Appeal of the FCC’s approval of the transfer. The U.S. Court of Appeals for the District of Columbia upheld the license transfer, but the plaintiffs filed a Petition for Writ of Certiorari with the United States Supreme Court. Additionally, in March 2015, an individual filed a lawsuit in the Federal District Court in New York challenging the transfer of the assets of WBLS-FM and WLIB-AM from Inner City to YMF, and claimed that Emmis had exerted undue influence in securing the FCC's consent to the transfer of the FCC licenses of WBLS-FM and WLIB-AM from YMF to Emmis. The United States District Court for the Southern District of New York dismissed this case on September 14, 2016. Based upon the facts alleged in the cases and the extensive precedent of courts not overturning FCC approvals of transfers of broadcast licenses except in exceedingly rare circumstances, Emmis believes the claims in the lawsuits are without merit.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of August 31, 2016 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended August 31, 2016, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended August 31, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
June 1, 2016 - June 30, 2016	—	$—	—	$—
July 1, 2016 - July 31, 2016	—	$—	—	$—
August 1, 2016 - August 31, 2016	18,999	$3.93	—	$—
	18,999		—

Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective July 7, 2016		8-K		3.1	7/7/2016
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.1	Form of Option Grant Agreement		8-K		10.1	7/7/2016
10.2	Form of Restricted Stock Agreement		8-K		10.2	7/7/2016
10.3	Employment Agreement with Paul V. Brenner effective March 1, 2016		8-K		10.3	7/7/2016
10.4	Change in Control Severance Agreement with Paul V. Brenner effective March 1, 2016		8-K		10.4	7/7/2016
10.5	Third Amendment to Credit Agreement, dated as of August 18, 2016, by and among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company and the lenders party thereto.		8-K		10.1	8/26/2016
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: October 6, 2016	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and Treasurer