Form 10-Q
period 2016-11-30
EMMIS COMMUNICATIONS CORP
filed 2017-01-05
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 2, 2017, was:

11,253,904	Shares of Class A Common Stock, $.01 Par Value
1,142,366	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2016	2015	2016
NET REVENUES	$59,614	$56,299	$180,549	$171,075
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $1,276, $934, $3,540 and $3,129, respectively	43,654	45,426	136,931	135,406
Corporate expenses excluding depreciation and amortization expense of $256, $198, $845 and $617, respectively	2,810	3,397	10,116	8,894
Impairment loss on intangible assets	—	—	—	2,988
Depreciation and amortization	1,532	1,132	4,385	3,746
Gain on sale of publishing assets, net of disposition costs	—	(17,491)	—	(17,491)
Loss on disposal of property and equipment	—	—	—	125
Total operating expenses	47,996	32,464	151,432	133,668
OPERATING INCOME	11,618	23,835	29,117	37,407
OTHER EXPENSE:
Interest expense	(4,768)	(4,481)	(14,259)	(13,929)
Loss on debt extinguishment	—	(478)	—	(478)
Other income, net	7	10	845	142
Total other expense	(4,761)	(4,949)	(13,414)	(14,265)
INCOME BEFORE INCOME TAXES	6,857	18,886	15,703	23,142
PROVISION FOR INCOME TAXES	889	629	2,662	1,968
CONSOLIDATED NET INCOME	5,968	18,257	13,041	21,174
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	420	581	1,574	477
NET INCOME ATTRIBUTABLE TO THE COMPANY	5,548	17,676	11,467	20,697

NET INCOME PER SHARE - BASIC	$0.50	$1.46	$1.05	$1.73
NET INCOME PER SHARE - DILUTED	$0.47	$1.43	$0.97	$1.70
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,100	12,114	10,961	11,989
Diluted	11,876	12,387	11,863	12,163

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2016	2015	2016
CONSOLIDATED NET INCOME	$5,968	$18,257	$13,041	$21,174
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	420	581	1,574	477
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$5,548	$17,676	$11,467	$20,697

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 29, 2016	November 30, 2016
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,456	$2,057
Restricted cash	1,464	2,095
Accounts receivable, net	34,906	37,477
Prepaid expenses	7,413	6,725
Other current assets	3,452	3,723
Total current assets	51,691	52,077
PROPERTY AND EQUIPMENT, NET	33,843	30,678
INTANGIBLE ASSETS (NOTE 3):
Indefinite-lived intangibles	205,129	204,443
Goodwill	14,697	4,603
Other intangibles, net	3,299	1,669
Total intangible assets	223,125	210,715
OTHER ASSETS, NET	7,947	8,597
Total assets	$316,606	$302,067

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 29, 2016	November 30, 2016
		(Unaudited)
LIABILITIES AND (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,127	$7,952
Current maturities of long-term debt (Note 4)	17,573	10,583
Accrued salaries and commissions	8,375	5,822
Deferred revenue	11,435	7,841
Other current liabilities	5,775	5,321
Total current liabilities	51,285	37,519
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 4)	228,027	207,428
OTHER NONCURRENT LIABILITIES	7,728	6,847
DEFERRED INCOME TAXES	43,715	45,615
Total liabilities	330,755	297,409
COMMITMENTS AND CONTINGENCIES
(DEFICIT) EQUITY:
Class A common stock, $.01 par value; authorized 42,500,000 shares; issued and outstanding 10,402,400 shares at February 29, 2016 and 11,253,904 shares at November 30, 2016	104	113
Class B common stock, $.01 par value; authorized 7,500,000 shares; issued and outstanding 1,142,366 shares at February 29, 2016 and November 30, 2016	11	11
Series A non-cumulative convertible preferred stock, $.01 par value; $50.00 liquidation preference per share, aggregate liquidation preference and redemption amount of $43,316 and $0 at February 29, 2016 and November 30, 2016, respectively; authorized 2,875,000 shares; issued and outstanding 866,319 shares at February 29, 2016; no shares issued and outstanding at November 30, 2016	9	—
Additional paid-in capital	589,830	591,726
Accumulated deficit	(642,500)	(621,803)
Total shareholders’ deficit	(52,546)	(29,953)
NONCONTROLLING INTERESTS	38,397	34,611
Total (deficit) equity	(14,149)	4,658
Total liabilities and (deficit) equity	$316,606	$302,067

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN (DEFICIT) EQUITY
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, February 29, 2016	10,402,400	$104	1,142,366	$11	866,319	$9	$589,830	$(642,500)	$38,397	$(14,149)
Net income								20,697	477	21,174
Issuance of common stock to employees and officers	189,036	2					1,778			1,780
Exercise of stock options	57,738	1					114			115
Distributions to noncontrolling interests									(4,263)	(4,263)
Conversion of Series A Preferred Stock to Class A Common Stock	606,423	6			(866,319)	(9)	9			6
Purchase of Class A common stock	(1,693)	—					(5)			(5)
Balance, November 30, 2016	11,253,904	$113	1,142,366	$11	—	$—	$591,726	$(621,803)	$34,611	$4,658

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Nine Months Ended November 30,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$13,041	$21,174
Adjustments to reconcile consolidated net income to net cash provided by operating activities -
Impairment loss on intangible assets	—	2,988
Gain on sale of publishing assets, net of disposition costs	—	(17,491)
Depreciation and amortization	4,385	3,746
Amortization of debt discount	1,245	1,270
Noncash accretion of debt	557	557
Loss on debt extinguishment	—	478
Provision for bad debts	292	161
Provision for deferred income taxes	2,523	1,900
Noncash compensation	4,669	2,217
Loss on disposal of property and equipment	—	125
Changes in assets and liabilities -
Restricted cash	693	(631)
Accounts receivable	(3,376)	(2,732)
Prepaid expenses and other current assets	445	532
Other assets	(1,216)	(715)
Accounts payable and accrued liabilities	(4,294)	(2,728)
Deferred revenue	(622)	(146)
Income taxes	(12)	(87)
Other liabilities	(1,630)	(916)
Net cash provided by operating activities	16,700	9,702
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,943)	(1,403)
Net proceeds from the sale of publishing assets	—	23,466
Distributions from investments, net	123	66
Proceeds from the sale of property and equipment	—	283
Other	—	(35)
Net cash (used in) provided by investing activities	$(1,820)	$22,377

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Nine Months Ended November 30,
	2015	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$(17,022)	$(45,862)
Proceeds from long-term debt	9,000	16,000
Debt-related costs	(1,134)	(32)
Distributions to noncontrolling interests	(4,391)	(4,263)
Proceeds from the exercise of stock options	133	115
Purchase of Class A common stock	—	(5)
Settlement of tax withholding obligations on stock issued to employees	(819)	(431)
Net cash used in financing activities	(14,233)	(34,478)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	647	(2,399)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,669	4,456
End of period	$4,316	$2,057
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$12,567	$12,082
Cash paid for income taxes, net	216	112
Noncash financing transactions-
Stock issued to employees and directors	4,042	2,217

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
November 30, 2016
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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at November 30, 2016, the results of its operations for the three-month and nine-month periods ended November 30, 2015 and 2016, and cash flows for the nine-month periods ended November 30, 2015 and 2016.
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

Basic and Diluted Net Income Per Common Share
Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2015 and 2016 consisted of stock options and restricted stock awards. Potentially dilutive securities at November 30, 2015 also included Series A non-cumulative convertible preferred stock (the “Preferred Stock”). All shares of Preferred Stock were converted into Class A common stock during the three months ended May 31, 2016. The following table sets forth the calculation of basic and diluted net income per share:

	For the three months ended
	November 30, 2015			November 30, 2016
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$5,548	11,100	$0.50	$17,676	12,114	$1.46
Impact of equity awards	—	247		—	273
Impact of conversion of preferred stock into common stock	—	529		—	—
Diluted net income per common share:
Net income available to common shareholders	$5,548	11,876	$0.47	$17,676	12,387	$1.43

	For the nine months ended
	November 30, 2015			November 30, 2016
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$11,467	10,961	$1.05	$20,697	11,989	$1.73
Impact of equity awards	—	352	—	—	174	—
Impact of conversion of preferred stock into common stock	—	550	—	—	—	—
Diluted net income per common share:
Net income available to common shareholders	$11,467	11,863	$0.97	$20,697	12,163	$1.70

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the three month ended November 30,		For the nine months ended November 30,
	2015	2016	2015	2016
	(shares in 000’s )
Equity awards	1,346	1,237	987	1,362
Antidilutive common share equivalents	1,346	1,237	987	1,362

Local Programming and Marketing Agreement Fees
The Company from time to time enters into local programming and marketing agreements (“LMAs”), often pending regulatory approval of transfer of the Federal Communications Commission ("FCC") licenses in connection with acquisitions or dispositions of radio stations. Under the terms of these agreements, the acquiring company makes specified periodic payments to the holder of the FCC license in exchange for the right to program and sell advertising for a specified portion of the station’s inventory of broadcast time. The acquiring company records revenues and expenses associated with the portion of the station’s inventory of broadcast time it manages. Nevertheless, as the holder of the FCC license, the owner-operator retains control and responsibility for the operation of the station, including responsibility over all programming broadcast on the station.
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

	For the three months ended November 30,		For the nine months ended November 30,
	2015	2016	2015	2016
	(amounts in 000's)
Net revenues	$2,582	$2,582	$7,748	$7,748
Station operating expenses, excluding depreciation and amortization expense	232	346	748	960
Interest expense	754	699	2,302	2,142

Assets and liabilities of 98.7FM as of February 29, 2016 and November 30, 2016 were as follows:

	As of February 29,	As of November 30,
	2016	2016
	(amounts in 000's)
Current assets:
Restricted cash	$1,464	$1,430
Prepaid expenses	545	459
Total current assets	2,009	1,889
Noncurrent assets:
Property and equipment, net	253	234
Indefinite lived intangibles	49,297	49,297
Deposits and other	5,460	6,042
Total noncurrent assets	55,010	55,573
Total assets	$57,019	$57,462
Current liabilities:
Accounts payable and accrued expenses	$14	$28
Current maturities of long-term debt	5,453	5,885
Deferred revenue	779	807
Other current liabilities	223	210
Total current liabilities	6,469	6,930
Noncurrent liabilities:
Long-term debt, net of current portion and unamortized debt discount	57,728	53,441
Total noncurrent liabilities	57,728	53,441
Total liabilities	$64,197	$60,371

Restricted Cash
The Company's restricted cash, included in current assets in the accompanying condensed consolidated balance sheets, totaled $1.5 million and $2.1 million as of February 29, 2016 and November 30, 2016, respectively.
The terms of our 98.7FM non-recourse notes and related agreements discussed in Note 4 restrict a portion of our cash on deposit for specific operating and financing purposes. Restricted cash related to the 98.7FM non-recourse notes and related agreements totaled $1.5 million and $1.4 million as of February 29, 2016 and November 30, 2016, respectively.
In connection with the Company's agreement with Sprint/United Management Company (“Sprint”), the Company collects cash from other participating companies in the radio industry and remits cash collected to Sprint. The entirety of cash collected but not yet remitted to Sprint classified as restricted cash as of November 30, 2016 was $0.6 million. The Company had remitted to Sprint all collected cash related to its agreement as of February 29, 2016.

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

Noncontrolling interests represents the noncontrolling interest holders' proportionate share of the equity of the Austin radio partnership and Digonex. Noncontrolling interests are adjusted for the noncontrolling interest holders' proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. Below is a summary of the noncontrolling interest activity for the nine months ended November 30, 2015 and 2016:

	Austin radio partnership	Digonex	Total noncontrolling interests
Balance, February 28, 2015	$47,883	$(1,222)	$46,661
Net income (loss)	4,724	(3,150)	1,574
Distributions to noncontrolling interests	(4,391)	—	(4,391)
Balance, November 30, 2015	$48,216	$(4,372)	$43,844

Balance, February 29, 2016	$47,556	$(9,159)	$38,397
Net income (loss)	4,453	(3,976)	477
Distributions to noncontrolling interests	(4,263)	—	(4,263)
Balance, November 30, 2016	$47,746	$(13,135)	$34,611

Recent Accounting Pronouncements
In November, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-18, Statement of Cash Flows (230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This ASU is effective in annual and quarterly periods in fiscal years beginning after December 15, 2017, with early adoption permitted, and requires a retrospective transition method.  The Company is currently in the process of evaluating the impact of the adoption of this standard on its statement of cash flows.
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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended November 30, 2015 and 2016:

	Nine Months Ended November 30,
	2015	2016
Risk-Free Interest Rate:	1.3% - 1.4%	0.9% - 1.2%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.3	4.3
Expected Volatility:	57.2% - 64.6%	55.5% - 60.0%

The following table presents a summary of the Company’s stock options outstanding at November 30, 2016, and stock option activity during the nine months ended November 30, 2016 (“Price” reflects the weighted average exercise price per share; "Aggregate Intrinsic Value" dollars in thousands):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	1,948,384	$6.36
Granted	179,678	2.42
Exercised	57,738	1.98
Forfeited	12,499	7.12
Expired	21,307	39.59
Outstanding, end of period	2,036,518	5.79	6.4	$745
Exercisable, end of period	1,203,843	6.00	4.9	$327

Cash received from option exercises for the nine months ended November 30, 2015 and 2016 was $0.1 million in both periods. The Company did not record an income tax benefit relating to the options exercised during the nine months ended November 30, 2015 or 2016.

The weighted average per share grant date fair value of options granted during the nine months ended November 30, 2015 and 2016, was $4.04 and $1.15, respectively.
A summary of the Company’s nonvested options at November 30, 2016, and changes during the nine months ended November 30, 2016, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	830,803	$3.71
Granted	179,678	1.15
Vested	165,307	5.31
Forfeited	12,499	3.62
Nonvested, end of period	832,675	2.84
There were 1.4 million shares available for future grants under the Company’s various equity plans (1.1 million shares under the 2016 Equity Compensation Plan and 0.3 million shares under other plans) at November 30, 2016, not including shares that may become available for future grants upon forfeiture, lapse or surrender for taxes.
The vesting dates of outstanding options at November 30, 2016 range from January 2017 to July 2019, and expiration dates range from March 2017 to September 2026.

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
The following table presents a summary of the Company’s restricted stock grants outstanding at November 30, 2016, and restricted stock activity during the nine months ended November 30, 2016 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	212,995	$7.12
Granted	340,461	3.11
Vested (restriction lapsed)	328,001	4.23
Grants outstanding, end of period	225,455	5.27

The total grant date fair value of shares vested during the nine months ended November 30, 2015 and 2016, was $2.8 million and $1.4 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense recognized by the Company during the three and nine months ended November 30, 2015 and 2016. The Company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2016	2015	2016
Station operating expenses	$365	$221	$1,610	$755
Corporate expenses	539	480	3,059	1,462
Stock-based compensation expense included in operating expenses	$904	$701	$4,669	$2,217

As of November 30, 2016, there was $1.6 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.3 years.

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
The carrying amounts of the Company’s FCC licenses were $205.1 million as of February 29, 2016 and November 30, 2016. As of November 30, 2016, $0.7 million of the Company's FCC licenses were classified as held for sale (see Note 10 for more discussion). Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the nine months ended November 30, 2016, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
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
Valuation of Goodwill
ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. During the quarter ended August 31, 2016, the Company lowered its growth expectations for Digonex for the next several years due to slow client adoption of dynamic pricing services. While the Company continues to believe in the long-term growth prospects of Digonex, the lengthy sales cycle has caused Digonex to perform below expectations to date. Despite lowering near-term growth expectations for Digonex in connection with our annual impairment review for fiscal 2016, which led to a goodwill impairment charge of $0.7 million, performance in the first six months of the current fiscal year indicated that a further revision was appropriate. Our projections now assume Digonex will generate cash flow losses in the short and medium-term. The combination of lower-than-expected current period results, coupled with downward revisions to future revenue projections, resulted in an impairment indicator that caused the Company to assess goodwill and related intangibles on an interim basis during the quarter ended August 31, 2016. The Company's discounted cash flow analysis for Digonex indicated a nominal enterprise value. Therefore, in connection with the interim impairment test, Emmis determined that Digonex's goodwill was fully impaired and recorded an impairment loss of $2.1 million during the quarter ended August 31, 2016.
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
The following table summarizes the Company's goodwill by segment as of February 29, 2016 and November 30, 2016.

	As of February 29,	As of November 30,
	2016	2016
Radio	$4,603	$4,603
Publishing	8,036	—
Corporate & Emerging Technologies	2,058	—
Total Goodwill	$14,697	$4,603
The change in publishing goodwill relates to the Company's sale of Texas Monthly (see Note 10 for more discussion).

Definite-lived intangibles
The Company’s definite-lived intangible assets consist of trademarks, customer lists, and a syndicated programming contract, all of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 29, 2016 and November 30, 2016:

		As of February 29, 2016			As of November 30, 2016
		(in 000's)
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	8.4	$1,240	$727	$513	$756	$558	$198
Patents	N/A	1,815	1,141	674	—	—	—
Customer lists	0.5	1,015	543	472	315	264	51
Programming agreement	4.8	2,154	514	1,640	2,154	734	1,420
TOTAL		$6,224	$2,925	$3,299	$3,225	$1,556	$1,669

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
Total amortization expense from definite-lived intangibles for the nine-month periods ended November 30, 2015 and 2016 was $0.5 million and $0.6 million, respectively. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
(in 000's)
2017	$665
2018	344
2019	317
2020	317
2021	317

Note 4. Long-term Debt
Long-term debt was comprised of the following at February 29, 2016 and November 30, 2016:

	February 29, 2016	November 30, 2016
2014 Credit Agreement debt :
Revolver	$3,000	$2,000
Term Loan	181,762	156,955
Total 2014 Credit Agreement debt	184,762	158,955

98.7FM non-recourse debt	65,411	61,356
Digonex non-recourse debt (1)	4,714	5,270
Less: Current maturities	(17,573)	(10,583)
Less: Unamortized original issue discount	(9,287)	(7,570)
Total long-term debt	$228,027	$207,428

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
The 2014 Credit Agreement is carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $7.1 million and $5.5 million as of February 29, 2016 and November 30, 2016, respectively, is being amortized as additional interest expense over the life of the 2014 Credit Agreement.
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
On August 22, 2016, Emmis entered into the Third Amendment to the 2014 Credit Agreement. The Third Amendment made certain changes to the Credit Agreement to facilitate the Company's consideration of and, if approved by the Company's Board of Directors and shareholders, entry into a transaction that would have resulted in the Class A common stock of the Company ceasing to be registered under the Securities Act of 1934 (such potential transaction, a "Going Private Transaction"). Specifically, the Third Amendment added an exception to the covenant restricting transactions with affiliates that (i) permitted the Company to enter into a Going Private Transaction with an affiliate of the Company and (ii) permitted the Borrower to pay any costs incurred or reimbursed by an affiliate of the Company in connection with a Going Private Transaction, whether or not the transaction was consummated. The Third Amendment also allowed the Company to add certain costs and expenses incurred in connection with a Going Private Transaction to Consolidated EBITDA, as defined in the Credit Agreement, for purposes of determining compliance with the financial covenants in the Credit Agreement, subject to caps of (i) $2.5 million if a Going Private Transaction was not recommended by a special committee of the Company’s Board of Directors and (ii) $8.0 million if a Going Private Transaction was recommended by a special committee of the Company’s Board of Directors but not consummated. Finally, the Third Amendment made certain changes to the Credit Agreement that would have been effective only if a Going Private Transaction was consummated. The Third Amendment also required the Borrower to pay a 50 basis point fee to the lenders that consented to it either if a Going Private Transaction was consummated or if such a transaction was recommended by a special committee of the board of directors of the Company but not consummated. The special committee of the board of directors did not recommend the Going Private Transaction and no such transaction was consummated. See Note 10 for discussion of the Going Private Transaction.
In connection with the closing of the sale of Texas Monthly on November 1, 2016, Emmis repaid $15.0 million of Term Loans and $8.5 million of Revolver borrowings (see Note 10 for more discussion of the sale of Texas Monthly). Under the terms of the 2014 Credit Agreement, Emmis was required to use all Net Available Proceeds (as defined in the 2014 Credit Agreement) from the sale of Texas Monthly to repay Term Loans unless it exercised its right under the 2014 Credit Agreement to reinvest a portion of the Net Available Proceeds in new long-term assets of the Company. On November 1, 2016, Emmis exercised this reinvestment right for up to $10.0 million of Net Available Proceeds. This election allows the Company to reduce the amount of Net Available Proceeds by amounts used to purchase assets within 365 days of the election, or 545 days of the election so long as the asset purchase is under contract within 365 days. Routine capital expenditures qualify as a reinvestment under the terms of the 2014 Credit Agreement. The calculation of Net Available Proceeds is also reduced for transaction-related costs and certain other estimates including severance obligations that Emmis may be required to fund if employees are terminated by the buyer of Texas Monthly prior to February 28, 2017. Future changes in these estimates will impact the calculation of Net Available Proceeds. The current calculation of Net Available Proceeds, reinvestments and Term Loan repayments related to the sale of Texas Monthly is as follows:

Term Loan Repayments Texas Monthly Sale
Gross proceeds from the sale of Texas Monthly	$25,000
Working capital and other closing adjustments	(747)
Estimate of transaction costs	(126)
Estimate of employee-related transaction costs, including maximum reimbursement to buyer for severance	(2,977)
Subtotal	21,150
Less: Reinvestments - capital expenditures since November 1, 2016	(388)
Less: Term Loan repayment on November 1, 2016	(15,000)
Remaining Net Available Proceeds, subject to finalization of estimates and reinvestments	$5,762
This amount is not included as a current maturity of long-term debt in the accompanying condensed consolidated balance sheet as of November 30, 2016 because the amount, if any, of additional Net Available Proceeds required to be used to repay Term Loans within one year is not determinable primarily because such amounts are reduced by future capital expenditures that we may incur.
We were in compliance with all financial and non-financial covenants as of November 30, 2016. Our Total Leverage Ratio and Interest Coverage Ratio (each as defined in the 2014 Credit Agreement) requirements and actual amounts as of November 30, 2016 were as follows:

As of November 30, 2016
	Covenant Requirement	Actual Results
Maximum Total Leverage Ratio	6.00 : 1.00	5.53 : 1.00
Minimum Interest Coverage Ratio	2.00 : 1.00	2.32 : 1.00
98.7FM Non-recourse Debt
On May 30, 2012, the Company, through wholly-owned, newly-created subsidiaries, issued $82.2 million of non-recourse notes. Teachers Insurance and Annuity Association of America, through a participation agreement with Wells Fargo Bank Northwest, National Association, is entitled to receive payments made on the notes. The notes are obligations only of the newly-created subsidiaries, are non-recourse to the rest of the Company and its subsidiaries, and are secured by the assets of the newly-created subsidiaries, including the payments made to the newly-created subsidiary related to the 98.7FM LMA, which are guaranteed by Disney Enterprises, Inc. The notes bear interest at 4.1%. The 98.7FM non-recourse notes are carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $2.2 million and $2.0 million as of February 29, 2016 and November 30, 2016, respectively, is being amortized as additional interest expense over the life of the notes.

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
As a result of our mandatory repayment of Term Loans in connection with our sale of Texas Monthly, quarterly mandatory Term Loan repayments decreased from $2.3 million per quarter to $1.6 million per quarter. Also, no quarterly amortization payment is due on January 1, 2017. Quarterly amortization payments will resume effective April 1, 2017. Based on amounts outstanding at November 30, 2016, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year Ended	2014 Credit Agreement			Digonex	Total
February 28 (29),	Revolver	Term Loan	98.7FM Debt	Notes payable	Payments
2017	$—	$—	$1,398	$—	$1,398
2018	—	6,265	6,039	6,199	18,503
2019	—	6,265	6,587	—	12,852
2020	2,000	6,265	7,150	—	15,415
2021	—	6,265	7,756	—	14,021
Thereafter	—	131,895	32,426	—	164,321
Total	$2,000	$156,955	$61,356	$6,199	$226,510

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 29, 2016 and November 30, 2016. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of November 30, 2016
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
- 2014 Credit Agreement debt: As of November 30, 2016, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $144.6 million and $159.0 million, respectively. The Company's estimate of fair value was based on quoted prices of this instrument and is considered a Level 2 measurement.
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

Three Months Ended November 30, 2016	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$42,462	$13,633	$204	$56,299
Station operating expenses excluding and depreciation and amortization expense	28,979	13,828	2,619	45,426
Corporate expenses excluding depreciation and amortization expense	—	—	3,397	3,397
Depreciation and amortization	854	59	219	1,132
Gain on sale of publishing assets, net of disposition costs	—	(17,491)	—	(17,491)
Operating income (loss)	$12,629	$17,237	$(6,031)	$23,835

Three Months Ended November 30, 2015	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$42,634	$16,658	$322	$59,614
Station operating expenses excluding LMA fees and depreciation and amortization expense	27,352	14,310	1,992	43,654
Corporate expenses excluding depreciation and amortization expense	—	—	2,810	2,810
Depreciation and amortization	934	68	530	1,532
Operating income (loss)	$14,348	$2,280	$(5,010)	$11,618

Nine Months Ended November 30, 2016	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$131,133	$39,344	$598	$171,075
Station operating expenses excluding depreciation and amortization expense	87,915	40,265	7,226	135,406
Corporate expenses excluding depreciation and amortization expense	—	—	8,894	8,894
Impairment loss	—	—	2,988	2,988
Depreciation and amortization	2,642	201	903	3,746
Gain on sale of publishing assets, net of disposition costs	—	(17,491)	—	(17,491)
Loss on disposal of property and equipment	125	—	—	125
Operating income (loss)	$40,451	$16,369	$(19,413)	$37,407

Nine Months Ended November 30, 2015	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$132,789	$46,775	$985	$180,549
Station operating expenses excluding depreciation and amortization expense	87,925	43,557	5,449	136,931
Corporate expenses excluding depreciation and amortization expense	—	—	10,116	10,116
Depreciation and amortization	2,528	192	1,665	4,385
Operating income (loss)	$42,336	$3,026	$(16,245)	$29,117

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 29, 2016	$271,336	$22,060	$23,210	$316,606
As of November 30, 2016	$273,654	$10,578	$17,835	$302,067

Note 8. Regulatory, Legal and Other Matters
Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the company that we believe are likely to have a material adverse effect on the company.
On July 7, 2014, individuals who had been seeking to overturn the FCC’s approval of the transfer of the broadcast licenses for WBLS-FM and WLIB-AM from entities associated with Inner City Broadcasting to YMF (the entities that subsequently sold the two stations to Emmis) filed with the U.S. Court of Appeals for the District of Columbia Circuit a Notice of Appeal of the FCC’s approval of the transfer. The U.S. Court of Appeals for the District of Columbia upheld the license transfer, but the plaintiffs filed a Petition for Writ of Certiorari with the United States Supreme Court. The United States Supreme Court declined to hear the appeal on October 17, 2016.
In March 2015, an individual filed a lawsuit in the Federal District Court in New York challenging the transfer of the assets of WBLS-FM and WLIB-AM from Inner City to YMF, and claimed that Emmis had exerted undue influence in securing the FCC's consent to the transfer of the FCC licenses of WBLS-FM and WLIB-AM from YMF to Emmis. The United States District Court for the Southern District of New York dismissed this case on September 14, 2016, and no appeal was timely filed.

Note 9. Income Taxes
Our effective income tax rate was 17% and 9% for the nine-month periods ended November 30, 2015 and 2016. The Company recorded a valuation allowance for its net deferred tax assets generated during the period, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. The provision associated with deferred tax liabilities related to indefinite-lived intangibles is estimated to be approximately $2.5 million for the year ending February 28, 2017.

Note 10. Other Significant Events
Sale of Texas Monthly
On November 1, 2016, Emmis closed on its sale of Texas Monthly for gross proceeds of $25.0 million in cash to a subsidiary of Genesis Park, LP. The Company previously announced that it was exploring strategic alternatives for its publishing division, excluding Indianapolis Monthly. Emmis believes that its publishing portfolio has significant brand value and plans to use proceeds from the sale of its publishing properties to repay debt. Emmis received net proceeds of $23.5 million, consisting of the stated purchase price of $25.0 million, net of estimated purchase price adjustments totaling $0.7 million and disposition costs totaling $0.8 million. The $0.8 million of disposition costs primarily relate to Emmis' agreement to reimburse the buyer for severance costs pursuant to a predetermined schedule to the extent that the buyer terminates employees of Texas Monthly prior to February 28, 2017. This amount represents the Company's estimate of the probable amount of exposure under this agreement, which has been accrued and recorded as a reduction of the disposal gain. Additional severance amounts of up to $1.8 million could be incurred during the quarter ended February 28, 2017, if the buyer chooses to terminate additional employees. Any additional severance amounts will be recorded during the quarter ended February 28, 2017, as an adjustment to the disposal gain. Substantially all of the proceeds were used to repay term and revolving loan indebtedness under Emmis’ senior credit facility. Emmis recorded a $17.5 million gain on the sale of Texas Monthly. Texas Monthly had historically been included in our Publishing segment. The following table summarizes certain operating results of Texas Monthly for all periods presented. Pursuant to Accounting Standards Codification 205-20-45-6, interest expense associated with the required Term Loan repayment associated with the sale of Texas Monthly is included in the magazine's results below. The Term Loan repayment is preliminary and may be adjusted for revisions to estimates and the Company's reinvestment of proceeds of the Texas Monthly transaction. See Note 4 for more discussion.

	Three months ended November 30,		Nine Months ended November 30,
	2015	2016	2015	2016
Net revenues	$6,525	$4,146	$19,454	$14,774
Station operating expenses, excluding depreciation and amortization expense	5,415	4,284	16,545	14,367
Depreciation and amortization	30	21	87	84
Operating income	1,080	(159)	2,822	323
Interest expense	287	195	840	782
Other expense (income)	3	—	(361)	(7)
Income before income taxes	790	(354)	2,343	(452)
The following table presents unaudited pro forma consolidated financial information as if the closing of our disposition of Texas Monthly and the related $15.0 million mandatory debt repayment had occurred on March 1, 2015 (in thousands, except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2016	2015	2016
Net revenues	$53,089	$52,153	$161,095	$156,301
Station operating expenses, excluding depreciation and amortization	38,239	41,142	120,386	121,039
Consolidated net income	5,178	1,120	10,698	4,135
Net income attributable to the Company	4,758	539	9,124	3,658
Net income per share - basic	$0.43	$0.04	$0.83	$0.31
Net income per share - diluted	$0.40	$0.04	$0.77	$0.30
Sale of Terre Haute radio stations
On October 12, 2016, Emmis entered into agreements to sell its radio stations in Terre Haute, Indiana. Emmis previously announced that it was exploring strategic alternatives for its Terre Haute radio stations and WLIB-AM in New York. Emmis believes selling these non-core radio stations will help the company to continue to de-lever its balance sheet. Under one purchase agreement, Emmis will sell the assets of WTHI-FM and the intellectual property of WWVR-FM to Midwest Communications, Inc. for gross proceeds of $4.3, subject to working capital and other closing adjustments. Under another purchase agreement, Emmis will sell the assets of WFNF-AM, WFNB-FM, WWVR-FM (other than the intellectual property for that station) and an FM translator to DLC Media, Inc. for gross proceeds of $0.9 million, subject to working capital and other closing adjustments. The purchase agreements contain customary representations, warranties, covenants and indemnities. Because Midwest Communications is currently at the FCC ownership limits for FM radio stations in the Terre Haute market, Midwest contemporaneously entered into an agreement to sell one of its stations, WDKE-FM, to DLC Media. The closings under these three transactions are cross conditioned. The transactions are subject to FCC approval and other customary closing conditions, and are expected to close on January 30, 2017. The Terre Haute radio stations are included in our Radio segment. The following table summarizes certain operating results for the Terre Haute radio stations for all periods presented:

	Three months ended November 30,		Nine Months ended November 30,
	2015	2016	2015	2016
Net revenues	$614	$849	$1,950	$2,035
Station operating expenses, excluding depreciation and amortization expense	556	741	1,883	1,796
Depreciation and amortization	42	29	119	117
Operating income	16	79	(52)	122
Emmis determined that the Terre Haute radio stations met the requirements for held for sale classification as of November 30, 2016. Noncurrent assets related to our Terre Haute radio stations as of February 29, 2016 and November 30, 2016 consisted of property and equipment and FCC Licenses as summarized in the following table. Terre Haute assets held for sale of $1.4 million as of November 30, 2016 are included in other current assets in the accompanying condensed consolidated balance sheets as the Company expects to close on the sale of the stations within the next twelve months. No reclassifications were made to classify Terre Haute assets as held for sale as of February 29, 2016.

	As of February 29, 2016	As of November 30, 2016
	(included in Property and equipment, net and Indefinite-lived intangibles)	(included in Other current assets)
Property and equipment, net	809	700
Indefinite-lived intangibles	721	721
Total Terre Haute assets held for sale	1,530	1,421
Nasdaq listing requirements
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
Digonex investment
On March 1, 2016, June 7, 2016, and September 1, 2016, Emmis contributed an additional $0.5 million to Digonex in the form of convertible debt. As of November 30, 2016. Emmis owns rights that are convertible into at least 79% of the common equity of Digonex.
Going private offer
On August 18, 2016, the Board of Directors of the Company received a letter from E Acquisition Corporation ("EAC"), an Indiana corporation owned by Jeffrey H. Smulyan, the Company’s Chairman of the Board, Chief Executive Officer and controlling shareholder, setting forth a non-binding proposal by which E Acquisition Corporation (the “Proposing Person”), would acquire all the outstanding shares of Class A Common Stock of the Company that are not owned by the Proposing Person at a cash purchase price of $4.10 per share (the “Proposal”). The Proposal contemplated that, following the closing of the proposed transaction, the Company’s shares would no longer be registered with the Securities and Exchange Commission and the Company would no longer be a reporting company or have any public shares traded on Nasdaq.
The Company’s Board of Directors formed a special committee of independent and disinterested directors (the “Special Committee”) to review and evaluate the Proposal. The members of the Special Committee were Susan Bayh and Peter Lund. On October 14, 2016, EAC delivered to the Special Committee a letter (the “Proposal Expiration Letter”) confirming that the offer had expired on October 14, 2016 and had not been extended.
The Special Committee engaged independent legal counsel and independent financial advisors to assist the Special Committee in the evaluation of the Proposal. Through November 30, 2016, the Company incurred $0.9 million of costs associated with the Proposal, which are included in corporate expenses, excluding depreciation and amortization expense in the accompanying condensed consolidated statements of operations. No further costs are expected to be incurred in connection with the going private offer as it has expired.

Note 11. Subsequent Events
Amendment of NextRadio LLC agreement with Sprint
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's NextRadio smartphone application in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to serve as a conduit for the radio industry to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Through November 30, 2016, NextRadio LLC had remitted $33.2 million to Sprint under the terms of this agreement.
Effective December 8, 2016, NextRadio LLC and Sprint entered into an Amendment of their original agreement. The Amendment calls for NextRadio LLC to make installment payments totaling $6.0 million commencing with a $0.6 million payment that was made on December 12, 2016. Installment payments are to be made periodically, with the last one due on March 15, 2017. Once the installment payments are completed, Sprint will forgive the remaining $5.8 million that it was due under the original agreement. Also in connection with this amendment, NextRadio LLC and Sprint agreed to increase Sprint's share of certain revenue generated by the NextRadio application. NextRadio LLC has received a loan of up to $4.0 million for the sole purpose of fulfilling the payment obligations to Sprint under the Amendment. The loan is to be repaid out of proceeds from sales of enhanced advertising through the NextRadio application. On December 22, 2016, NextRadio LLC received $1.4 million under the loan, which was promptly remitted to Sprint. NextRadio is in discussions with radio broadcasters and other companies involved in the radio industry to fund the remaining installment payments due to Sprint.
Modification of Digonex non-recourse debt
In December 2016, holders of Digonex secured notes payable agreed to extend the maturity date of the notes from December 31, 2017 to December 31, 2020, provided that the holders of Digonex's unsecured notes payable agree to a similar extension. The notes will continue to accrue interest at 5.0% per annum with interest payable at maturity.
Additional investment in Digonex
On January 3, 2017, Emmis contributed an additional $0.5 million to Digonex in the form of convertible debt. Subsequent to this contribution, Emmis owns rights that are convertible into approximately 80% of the common equity of Digonex.

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
The following table summarizes the sources of our revenues for the three-month and nine-month periods ended November 30, 2015 and 2016. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to our TagStation and Digonex businesses, network revenues and barter.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2015	% of Total	2016	% of Total	2015	% of Total	2016	% of Total
	(Dollars in thousands)
Net revenues:
Local	$33,673	56.5%	$31,636	56.2%	$101,299	56.1%	$96,153	56.2%
National	7,599	12.7%	5,842	10.4%	21,706	12.0%	17,349	10.1%
Political	186	0.3%	927	1.6%	468	0.3%	2,091	1.2%
Publication Sales	1,419	2.4%	1,048	1.9%	4,187	2.3%	3,742	2.2%
Non Traditional	5,664	9.5%	6,208	11.0%	21,059	11.7%	19,772	11.6%
LMA Fees	2,582	4.3%	2,582	4.6%	7,748	4.3%	7,748	4.5%
Digital	3,444	5.8%	3,713	6.6%	10,195	5.6%	11,828	6.9%
Other	5,047	8.5%	4,343	7.7%	13,887	7.7%	12,392	7.3%
Total net revenues	$59,614		$56,299		$180,549		$171,075

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. In the nine-month period ended November 30, 2016, local sales, excluding political revenues, represented approximately 84% and 86% of our advertising revenues for our radio and publishing divisions, respectively.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 60% of our radio division’s total advertising net revenues for the nine-month periods ended November 30, 2015 and 2016. The automotive industry was the largest category for our radio division for the nine-month periods ended November 30, 2015 and 2016, representing approximately 12% of our radio net revenues.
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
KNOWN TRENDS AND UNCERTAINTIES
Although advertising revenues have stabilized following the 2008 economic recession, radio revenue growth remains challenged. Management believes this is principally the result of two factors: (1) new media, such as various media distributed via the Internet, telecommunication companies and cable interconnects, as well as social networks, have gained advertising share against radio and other traditional media and created a proliferation of advertising inventory and (2) the fragmentation of the radio audience and time spent listening caused by satellite radio, audio streaming services and podcasts has led some investors and advertisers to conclude that the effectiveness of radio advertising has diminished.

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
On August 9, 2013, NextRadio LLC entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's NextRadio smartphone application in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to serve as a conduit for the radio industry to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. NextRadio LLC collects money from the radio industry and forwards it to Sprint. During the nine months ended November 30, 2015, Emmis' funding of its share of NextRadio's payment to Sprint was $0.3 million. This amount is included in station operating expenses in the accompanying condensed consolidated statements of operations. Emmis did not fund any of NextRadio's payment to Sprint during the nine months ended November 30, 2016 as it had already fully funded its share through that date. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through November 30, 2016, the NextRadio application had not generated a material amount of revenue.
Since the inception of NextRadio LLC's agreement with Sprint, NextRadio LLC has remitted to Sprint approximately $33.2 million through November 30, 2016. Effective December 8, 2016, NextRadio LLC and Sprint entered into an Amendment of their original agreement. The Amendment calls for NextRadio LLC to make installment payments totaling $6.0 million commencing with a $0.6 million payment that was made on December 12, 2016. Installment payments are to be made periodically, with the last one due on March 15, 2017. Once the installment payments are completed, Sprint will forgive the remaining $5.8 million that it was due under the original agreement. Also in connection with this amendment, NextRadio LLC and Sprint agreed to increase Sprint's share of certain revenue generated by the NextRadio application. NextRadio LLC has received a loan of up to $4.0 million for the sole purpose of fulfilling the payment obligations to Sprint under the Amendment. The loan is to be repaid out of proceeds from sales of enhanced advertising through the NextRadio application. On December 22, 2016, NextRadio LLC received $1.4 million under the loan, which was promptly remitted to Sprint. NextRadio is in discussions with radio broadcasters and other companies involved in the radio industry to fund the remaining installment payments due to Sprint.
On July 27, 2015, NextRadio LLC entered into an agreement with AT&T whereby AT&T agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, AT&T will receive a share of certain revenue generated by the NextRadio application. This agreement was subsequently assigned to TagStation LLC (the parent entity of NextRadio LLC and owner of the TagStation and NextRadio applications). In August 2015, T-Mobile expressed its intent to include FM chip activation in its device specifications. On September 9, 2016, TagStation LLC entered into an agreement with T-Mobile whereby T-Mobile agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, T-Mobile will receive a share of certain revenue generated by the NextRadio application. TagStation LLC has been working directly with numerous device manufacturers to accelerate the availability of NextRadio to consumers. BLU Products, an American mobile phone manufacturer, has chosen to make NextRadio the native FM tuner on its Android smartphones. In April 2016, Alcatel entered into a similar arrangement for NextRadio. The Samsung Galaxy S7 and S7 Edge smartphones are now FM-enabled and NextRadio compatible across all major U.S. wireless networks. TagStation LLC and the radio industry continue to work with other leading United States wireless network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones.
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
The results of our radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for approximately 50% of our radio net revenues. Our acquisition of WBLS-FM and WLIB-AM in New York in fiscal 2015 enhanced our ability to adapt to competitive environment shifts in that market, but our single station in the Los Angeles market, KPWR-FM, has less ability to adapt. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates and may be able to realize operating efficiencies by programming multiple stations in these markets. In February 2015, one of our large competitors changed the format of one of its radio stations in the Los Angeles radio market to more directly compete with our radio station in Los Angeles. In addition, the new station hired our former KPWR-FM morning radio host to be its morning radio host. This development in Los Angeles negatively impacted our financial performance in fiscal 2016 and the current fiscal year, and could continue to negatively impact our results in Los Angeles in future periods.
Both the Los Angeles and New York radio markets showed signs of improvement during the nine months ended November 30, 2016. Market revenues for Los Angeles and New York as measured by Miller Kaplan Arase LLP ("Miller Kaplan"), an independent public accounting firm used by the radio industry to compile revenue information, were up 4.2% and 0.4%, respectively, for the nine months ended November 30, 2016 as compared to the same period of the prior year. However, during the same period, our station in Los Angeles, KPWR-FM, and our cluster in New York both lagged their respective market performance. As discussed above, KPWR-FM has been adversely affected by the introduction of a format competitor. While the performance of our New York cluster, which includes WQHT-FM, WBLS-FM and WLIB-AM, lagged the New York radio market, our performance in New York has improved subsequent to several leadership changes in January 2016.
As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis' 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In that respect, on August 19, 2016, we announced that we are exploring strategic alternatives for our publishing division (except Indianapolis Monthly), our radio stations in Terre Haute, Indiana, and WLIB-AM in New York. We completed our sale of Texas Monthly on November 1, 2016 and expect to complete our sale of radio stations in Terre Haute, Indiana on January 30, 2017. We continue to explore our options with the remainder of the publishing division (except Indianapolis Monthly) and WLIB-AM in New York.

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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of November 30, 2016, we have recorded approximately $209.8 million in goodwill and FCC licenses, which represents approximately 69% of our total assets.
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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.7 million for employee healthcare claims as of February 29, 2016 and November 30, 2016, respectively. The Company also maintains large deductible programs (ranging from $10 thousand to $2 million per occurrence) for general liability, property, director and officer liability, crime, fiduciary liability, workers’ compensation, employment liability, automotive liability and media liability claims.

Results of Operations for the Three-Month and Nine-Month Periods Ended November 30, 2016, Compared to November 30, 2015
Net revenues:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$42,634	$42,462	$(172)	(0.4)%	$132,789	$131,133	$(1,656)	(1.2)%
Publishing	16,658	13,633	(3,025)	(18.2)%	46,775	39,344	(7,431)	(15.9)%
Emerging Technologies	322	204	(118)	(36.6)%	985	598	(387)	(39.3)%
Total net revenues	$59,614	$56,299	$(3,315)	(5.6)%	$180,549	$171,075	$(9,474)	(5.2)%

Radio net revenues were down for the three-month and nine-month periods ended November 30, 2016. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets increased 2.2% for the nine-month period ended November 30, 2016 as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 2.0% for the nine-month period ended November 30, 2016 as compared to the same period of the prior year. For the nine-month period ended November 30, 2016, our performance exceeded the market average in St. Louis, but we lagged the market average in New York, Los Angeles, Indianapolis and Austin. Miller Kaplan does not report gross revenue market data for our Terre Haute market.
Our weak performance in Los Angeles mostly related to a format competitor that began directly competing against our station there in February 2015. The revenue impact has been most pronounced since the fall of 2015. Emmis expects net revenues in Los Angeles will be up slightly from prior year for the three-month period ended February 28, 2017. Excluding Los Angeles, our radio revenues would have been up 0.9% in markets that were up 0.6% according to Miller Kaplan.
For the nine-month period ended November 30, 2016, as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was down 1.3%, and our minutes sold were down 2.6%.
Publishing net revenues decreased during the three-month and nine-month periods ended November 30, 2016. The decline in both periods mostly relates to the sale of our largest magazine, Texas Monthly, which was sold on November 1, 2016. Excluding the results of Texas Monthly, our publishing net revenues would have decreased $0.6 million, or 6.4%, for the three-month period ended November 30, 2016, and decreased $2.8 million, or 10.1%, for the nine-month period ended November 30, 2016. A significant portion of the revenue decline can be attributed to our magazine in Los Angeles, which has lagged prior year performance for most of fiscal 2017.

Emerging technologies net revenues, which primarily relates to licensing fees of our TagStation software and pricing services provided by Digonex, decreased during the three-month and nine-month periods ended November 30, 2016. This decrease relates to Digonex, as a large retail customer did not renew for this fiscal year.
Station operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$27,352	$28,979	$1,627	5.9%	$87,925	$87,915	$(10)	—%
Publishing	14,310	13,828	(482)	(3.4)%	43,557	40,265	(3,292)	(7.6)%
Emerging Technologies	1,992	2,619	627	31.5%	5,449	7,226	1,777	32.6%
Total station operating expenses excluding depreciation and amortization expense	$43,654	$45,426	$1,772	4.1%	$136,931	$135,406	$(1,525)	(1.1)%

The increase in station operating expenses excluding depreciation and amortization expense for our radio division for the three-month periods ended November 30, 2016 is mostly due to higher promotional spending in both New York and Los Angeles to improve the ratings of our radio stations in those markets. For the nine-month period ended November 30, 2016, expenses were flat as the additional promotional spending was offset by savings realized from our cost reduction plan implemented in January 2016.
Station operating expenses excluding depreciation and amortization expense for publishing decreased during the three-month and nine-month periods ended November 30, 2016 mostly due to the sale of Texas Monthly. Excluding the results of Texas Monthly, our station operating expenses excluding depreciation and amortization expense would have decreased $1.1 million, or 4.1%, for the nine-month period ended November 30, 2016, and increased $0.6 million, or 7.3%, for the three-month period ended November 30, 2016. Excluding the results of Texas Monthly, the decrease in the nine-month period is mostly due to savings realized from the cost reduction plan that the Company implemented in January 2016, coupled with lower commission and revenue-related costs as a result of lower net revenues. Excluding the results of Texas Monthly, the increase in the three-month period is mostly due to production costs of various ancillary publications that were produced earlier in the year in fiscal 2016.
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the three-month and nine-month periods ended November 30, 2016 mostly due to costs associated with enhancements to the NextRadio application and TagStation platform, including its data reporting capabilities, and additional personnel costs for TagStation in anticipation of increased activity in fiscal 2018.
Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$2,810	$3,397	$587	20.9%	$10,116	$8,894	$(1,222)	(12.1)%

Corporate expenses excluding depreciation and amortization expense increased during the three-month period ended November 30, 2016 mostly due to $0.9 million of costs associated with the Company's evaluation of an offer to purchase all of the Company's outstanding Class A common stock. Corporate expenses excluding depreciation and amortization expense decreased during the nine-month period ended November 30, 2016 mostly due to a decrease in noncash compensation expense and savings realized from the cost reduction plan implemented in January 2016, which includes a voluntary 5% reduction in salary for all of our executive officers.

Impairment loss on intangible assets:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss on intangible assets	$—	$—	$—	N/A	$—	$2,988	$2,988	N/A

In connection with an interim review for impairment during the quarter ended August 31, 2016, the Company recorded an impairment loss of $2.1 million related to goodwill and $0.9 million related to definite-lived intangible assets, all of which related to Digonex. This impairment loss reduced the carrying value of Digonex goodwill and definite-lived intangible assets to zero.
Depreciation and amortization:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$934	$854	$(80)	(8.6)%	$2,528	$2,642	$114	4.5%
Publishing	68	59	(9)	(13.2)%	192	201	9	4.7%
Corporate & Emerging Technologies	530	219	(311)	(58.7)%	1,665	903	(762)	(45.8)%
Total depreciation and amortization	$1,532	$1,132	$(400)	(26.1)%	$4,385	$3,746	$(639)	(14.6)%
The increase in radio depreciation and amortization expense for the nine-month period ended November 30, 2016 is mostly related to depreciation of broadcasting equipment and other equipment placed into service in the latter portion of the prior fiscal year. The decrease in radio depreciation and amortization expense for the three-month period ended November 30, 2016 is mostly related to the cessation of depreciation expense on certain equipment that has reached the end of its depreciable life.
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
Gain on sale of publishing assets, net of disposition costs:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Gain on sale of publishing assets, net of disposition costs	$—	$(17,491)	$(17,491)	N/A	—	$(17,491)	$(17,491)	N/A

On November 1, 2016, the Company sold Texas Monthly to a subsidiary of Genesis Park L.P. for gross proceeds of $25.0 million in cash. The Company recorded a $17.5 million gain on the sale of Texas Monthly.

Loss on disposal of assets:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Loss on disposal of assets	$—	$—	$—	N/A	$—	$125	$125	N/A

During the three months ended August 31, 2016, the Company sold land and equipment in southwest Illinois that it was no longer using for its own radio broadcasting operations. The Company received approximately $0.3 million of net proceeds and recorded a $0.1 million loss on disposal of assets.
Operating income:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$14,348	$12,629	$(1,719)	(12.0)%	$42,336	$40,451	$(1,885)	(4.5)%
Publishing	2,280	17,237	14,957	656.0%	3,026	16,369	13,343	440.9%
Corporate & Emerging Technologies	(5,010)	(6,031)	(1,021)	(20.4)%	(16,245)	(19,413)	(3,168)	(19.5)%
Total operating income:	$11,618	$23,835	$12,217	105.2%	$29,117	$37,407	$8,290	28.5%

Radio operating income decreased in the three-month and nine-month periods ended November 30, 2016 mostly due to net revenue declines. Radio operating income during the three-month period ended November 30, 2016 also declined due to increased promotional spending. This additional spending is largely offset during the nine-month period ended November 30, 2016 by costs savings realized from the cost reduction plan implemented in January 2016.
Publishing operating income increased in both the three-month and nine-month periods ended November 30, 2016 due to the $17.5 million gain on sale of Texas Monthly. Absent the sale of Texas Monthly, publishing operating income would have decreased in both periods due to revenue declines as previously discussed.
Corporate and emerging technologies operating loss increased in the nine-month period ended November 30, 2016 mostly due to the $3.0 million impairment loss on intangible assets related to Digonex. Corporate and emerging technologies operating loss increased in the three-month period ended November 30, 2016 mostly due to $0.9 million of expenses incurred by the Company in its evaluation of an offer to purchase all of the Company's outstanding Class A common stock.
Interest expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(4,768)	$(4,481)	$287	(6.0)%	$(14,259)	$(13,929)	$330	(2.3)%

Interest expense was down slightly for the three-month and nine-month periods ended November 30, 2016 due to lower debt balances as compared to the prior year. In connection with the closing of the sale of Texas Monthly on November 1, 2016, we paid repaid $23.5 million of our 2014 Credit Agreement debt. The increase in interest rates in connection with the Second Amendment of the Credit Agreement on April 30, 2015 partially offsets the decrease in interest expense associated with lower overall debt balances. The weighted-average interest rate of debt outstanding under our 2014 Credit Agreement was 7.0% at November 30, 2015 and 2016.

Loss on debt extinguishment:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$—	$(478)	$(478)	N/A	$—	$(478)	$(478)	N/A

In connection with the Company's permanent reduction of the 2014 Credit Agreement Term Loan as a result of its November 1, 2016, $15.0 mandatory repayment with a portion of the proceeds from the sale of Texas Monthly, the Company recorded a pro-rata write-off of its original issue discount related to the Term Loan totaling $0.5 million.
Provision for income taxes:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$889	$629	$(260)	(29.2)%	$2,662	$1,968	$(694)	(26.1)%

The Company records a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. The provision associated with deferred tax liabilities related to indefinite-lived intangibles is estimated to be approximately $2.5 million for the year ending February 28, 2017.
Consolidated net income:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2015	2016	$ Change	% Change	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$5,968	$18,257	$12,289	205.9%	$13,041	$21,174	$8,133	62.4%

Consolidated net income for the three-month and nine-month periods ended November, 2016 increased due to the $17.5 million gain on the sale of Texas Monthly. The $3.0 million impairment charge related to Digonex intangibles partially offsets the gain on sale of Texas Monthly for the nine-month period ended November 30, 2016, as does lower revenues for our radio and publishing segments in both the three-month and nine-month periods ended November 30, 2016.

Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our 2014 Credit Agreement. Our primary uses of capital during the past few years have been, and are expected to continue to be, investments in our growth businesses, strategic acquisitions, capital expenditures, working capital, debt service requirements and the repayment of debt.
At November 30, 2016, we had cash and cash equivalents of $2.1 million and net working capital of $14.6 million. At February 29, 2016, we had cash and cash equivalents of $4.5 million and net working capital of $0.4 million. The increase in net working capital is largely due to a reduction of current maturities of our 2014 Credit Agreement debt. Mandatory amortization payments of our Term Loan decreased as a result of our repayment of Term Loans in connection with the sale of Texas Monthly. The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of fiscal year 2017 with cash and cash equivalents on hand and projected cash flows from operations. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2017.
In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses, goodwill and other definite-lived intangible assets. These impairment charges have had no impact on our liquidity or compliance with debt covenants.

On August 18, 2016, the Company announced it was exploring strategic alternatives for its publishing division, (excluding Indianapolis Monthly), WLIB-AM in New York City, and its Terre Haute radio stations. The Company completed the sale of Texas Monthly on November 1, 2016 for gross proceeds of $25.0 million in cash. The Company also announced that it was selling its four radio stations in Terre Haute for gross proceeds of $5.2 million in cash. The closing of the sale of the Terre Haute radio stations is expected to occur on January 30, 2017.
On July 26, 2016, Nasdaq informed the Company that the Company was in compliance with all applicable requirements for continued listing of its Class A common stock on Nasdaq. The Company had requested and received a hearing before the Nasdaq Hearing Panel regarding the Nasdaq Listing Qualifications Staff's June 7, 2016, determination to delist the Company's Class A common stock due to the Company's non-compliance with the minimum bid price requirement. The Hearing Panel determined the Company had regained compliance with the minimum bid price requirement as a result of the one-for-four reverse stock split enacted on July 8, 2016, and is otherwise compliant with all applicable Nasdaq listing criteria.
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
Operating Activities
Cash provided by operating activities was $16.7 million and $9.7 million for the nine months ended November 30, 2015 and 2016, respectively. The decrease in cash provided by operating activities is mostly due to the decrease in operating income (excluding the gain on sale of Texas Monthly) as previously discussed.
Investing Activities
Cash used in investing activities was $1.8 million during the nine months ended November 30, 2015 versus cash provided by investing activities of $22.4 million for the nine months ended November 30, 2016. During the quarter ended November 30, 2016, we sold Texas Monthly and received $23.5 million of cash after certain adjustments and disposition costs. We expect capital expenditures to be approximately $3.5 million in the current fiscal year, compared to $3.4 million in fiscal 2016. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash generated from operating activities and borrowings under our 2014 Credit Agreement.
Financing Activities
Cash used in financing activities was $14.2 million and $34.5 million for the nine months ended November 30, 2015 and 2016, respectively. During the nine months ended November 30, 2015, cash used in financing activities related to net repayments of debt of $8.0 million, $4.4 million of distributions paid to noncontrolling interests, $1.1 million of debt-related costs and $0.8 million of tax withholding settlements on stock issued to employees. During the nine months ended November 30, 2016, cash used in financing activities related to net repayments of debt of $29.9 million, $4.3 million of distributions paid to noncontrolling interests, and $0.4 million of tax withholding settlements on stock issued to employees.
As of November 30, 2016, Emmis had $159.0 million of borrowings under the 2014 Credit Agreement and $67.6 million ($61.4 million related to 98.7FM in New York and $6.2 million related to Digonex) of non-recourse debt. Borrowings under the 2014 Credit Agreement bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of November 30, 2016, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 7.0%. The non-recourse debt related to 98.7FM in New York bears interest at 4.1% per annum and the non-recourse debt related to Digonex bears interest at 5.0% per annum.
The debt service requirements of Emmis over the next twelve-month period are expected to be $16.0 million related to our 2014 Credit Agreement, as amended, ($4.7 million of principal repayments and $11.3 million of interest payments) and $8.3 million related to our 98.7FM non-recourse debt ($5.9 million of principal repayments and $2.4 million of interest payments). Required principal repayments under our 2014 Credit Agreement during the next twelve months may increase based on the final determination of Net Available Proceeds of the Texas Monthly sale and the Company's reinvestment of the sale proceeds (see Note 4 for more discussion). There are no debt service requirements of our Digonex non-recourse debt until the debt matures in December 2017. In December 2016, holders of Digonex secured notes payable agreed to extend the maturity date of the notes from December 31, 2017 to December 31, 2020, provided that the holders of Digonex's unsecured notes payable agree to a similar extension. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2014 Credit Agreement debt bears interest at variable rates. The Company estimated interest payments for the 2014 Credit Agreement above by using the amounts outstanding under the 2014 Credit Agreement as of November 30, 2016 and the weighted average interest rate as of the same date.
At January 3, 2017, we had $16.0 million available for additional borrowing under our 2014 Credit Agreement. No letters of credit were outstanding. Availability under the 2014 Credit Agreement depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of November 30, 2016. As part of our business strategy, we continually evaluate potential acquisitions of radio stations and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, the 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. On August 18, 2016, the Company announced it was exploring strategic alternatives for its publishing division (excluding Indianapolis Monthly), WLIB-AM in New York City, and its Terre Haute radio stations. We closed on the sale of Texas Monthly on November 1, 2016, and expect to close on the sale of our Terre Haute stations on January 30, 2017. We are still evaluating our options with the remaining properties.
Intangibles
As of November 30, 2016, approximately 69% of our total assets consisted of FCC broadcast licenses and goodwill, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.
Regulatory, Legal and Other Matters
Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the company that we believe are likely to have a material adverse effect on the company.
On July 7, 2014, individuals who had been seeking to overturn the FCC’s approval of the transfer of the broadcast licenses for WBLS-FM and WLIB-AM from entities associated with Inner City Broadcasting to YMF (the entities that subsequently sold the two stations to Emmis) filed with the U.S. Court of Appeals for the District of Columbia Circuit a Notice of Appeal of the FCC’s approval of the transfer. The U.S. Court of Appeals for the District of Columbia upheld the license transfer, but the plaintiffs filed a Petition for Writ of Certiorari with the United States Supreme Court. The United States Supreme Court declined to hear the appeal on October 17, 2016.
In March 2015, an individual filed a lawsuit in the Federal District Court in New York challenging the transfer of the assets of WBLS-FM and WLIB-AM from Inner City to YMF, and claimed that Emmis had exerted undue influence in securing the FCC's consent to the transfer of the FCC licenses of WBLS-FM and WLIB-AM from YMF to Emmis. The United States District Court for the Southern District of New York dismissed this case on September 14, 2016, and no appeal was timely filed.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of November 30, 2016 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended November 30, 2016, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended November 30, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
September 1, 2016 - September 30, 2016	24,298	$4.11	—	$—
October 1, 2016 - October 31, 2016	20,875	$3.40	—	$—
November 1, 2016 - November 30, 2016	—	$—	—	$—
	45,173		—

Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective July 7, 2016		8-K		3.1	7/7/2016
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.1	Asset Purchase Agreement, dated as of October 13, 2016, by and between Emmis Publishing, L.P., Emmis Operating Company, GP TM Acquisition LLC and Genesis Park II LP	X
10.2	Asset Purchase Agreement, dated as of October 12, 2016, by and between Emmis Indiana Broadcasting, L.P., Emmis Radio License, LLC, Emmis Communications Corporation, and Midwest Communications, Inc.	X
10.3	Asset Purchase Agreement, dated as of October 12, 2016, by and between Emmis Indiana Broadcasting, L.P., Emmis Radio License, LLC, Emmis Communications Corporation, and DLC Media, Inc.	X
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: January 5, 2017	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and Treasurer