Form 10-K
period 2017-02-28
EMMIS COMMUNICATIONS CORP
filed 2017-05-11
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the Fiscal Year Ended February 28, 2017

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Class A common stock, $.01 par value of Emmis Communications Corporation
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $40,919,000.
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of May 5, 2017, was:
11,345,404         Class A Common Shares, $.01 par value
1,142,366        Class B Common Shares, $.01 par value
0          Class C Common Shares, $.01 par value
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2017 Annual Meeting of Shareholders expected to be filed within 120 days	Part III

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

PART I

ITEM 1. BUSINESS.
GENERAL
We are a diversified media company, principally focused on radio broadcasting. Emmis owns 16 FM and 3 AM radio stations in New York, Los Angeles, St. Louis, Austin (Emmis has a 50.1% controlling interest in Emmis’ radio stations located there) and Indianapolis. One of the FM radio stations that Emmis currently owns in New York is operated pursuant to a Local Marketing Agreement ("LMA") whereby a third party provides the programming for the station and sells all advertising within that programming. In addition, Emmis has entered into an agreement to sell its FM radio station in Los Angeles and that transaction is expected to close in the back half of 2017. Emmis also developed and licenses TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, developed NextRadio®, a smartphone application that marries over-the-air FM radio broadcasts with visual and interactive features on smartphones, and has introduced the Dial ReportTM to give radio advertising buyers and sellers big data analytics derived from a nationwide radio station network, smartphone usage, location-based data, demographic profiling and listening data.
In addition to our radio properties, we also publish Indianapolis Monthly and operate Digonex Technologies, Inc. ("Digonex"), a dynamic pricing business.
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
Deliver results to advertisers
Competition for advertising revenue is intense and becoming more so. To remain competitive, we focus on sustaining and growing our audiences, optimizing our pricing strategy and developing innovative marketing programs for our clients that allow them to interact with our audiences in more direct and measurable ways. These programs often include elements such as on-air endorsements, events, contests, special promotions, Internet advertising, email marketing, interactive mobile advertising and online video. Our ability to deploy multi-touchpoint marketing programs allows us to deliver a stronger return-on-investment for our clients while simultaneously generating ancillary revenue streams for our media properties.
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
Enhance the efficiency of our operations
We believe it is essential that we operate our businesses as efficiently as possible. We regularly review our business operations and reduce costs or realign resources as necessary. We have also invested in common technology platforms across all of our radio stations to help further standardize our business processes.
Effectively deploy technology to enhance the value of our media assets
We continue to seek innovative ways to combine or enhance our scalable, low cost radio distribution system with digital systems like HD Radio® and wireless broadband, as well as to enhance radio’s future through advances like TagStation, NextRadio and the Dial Report.

RADIO STATIONS
In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA/Kelsey’s Media Access Pro database as of March 28, 2017. “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the March 2017 Nielsen Audio, Inc. ("Nielsen") Portable People Meter results. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Nielsen.

STATION AND MARKET	MARKET RANK BY REVENUE	FORMAT	PRIMARY DEMOGRAPHIC TARGET AGES	RANKING IN PRIMARY DEMOGRAPHIC TARGET	STATION AUDIENCE SHARE
Los Angeles, CA	1
KPWR-FM		Hip-Hop	18-34	4t	5.2
New York, NY [1]	2
WQHT-FM		Hip-Hop	18-34	2	7.9
WBLS-FM		Urban Adult Contemporary	25-54	4	5.4
WLIB-AM		Urban Gospel	25-54	44t	0.2
St. Louis, MO	23
KPNT-FM		Alternative Rock	18-34	1	9.3
KSHE-FM		Album Oriented Rock	25-54	1	8.5
KNOU-FM		Contemporary Hit Radio	18-34	9	5.3
KFTK-FM		Talk	25-54	12t	4.1
Austin, TX	32
KLBJ-AM		News/Talk	25-54	12	3.1
KLZT-FM		Mexican Regional	18-34	4	7.1
KBPA-FM		Adult Hits	25-54	1	9.8
KLBJ-FM		Album Oriented Rock	25-54	9	4.1
KGSR-FM		Adult Album Alternative	25-54	13t	3.0
KROX-FM		Alternative Rock	18-34	3	7.4
Indianapolis, IN	37
WFNI-AM		Sports Talk	25-54	18	2.1
WYXB-FM		Soft Adult Contemporary	25-54	4	6.7
WLHK-FM		Country	25-54	5	5.7
WIBC-FM		News/Talk	35-64	10	3.6
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
NEW TECHNOLOGIES
We believe that the growth of new technologies present not only a challenge, but an opportunity for broadcasters and publishers. The primary challenge is increased competition for the time and attention of our listeners and readers. The opportunity is to further enhance the relationships we already have with our listeners and readers by expanding products and services offered by our radio stations and Indianapolis Monthly and to increase distribution to portable devices like smartphones and tablets.

COMMUNITY INVOLVEMENT
We believe that to be successful, we must be integrally involved in the communities we serve. We see ourselves as community partners. To that end, each of our radio stations and Indianapolis Monthly participates in many community programs, fundraisers and activities that benefit a wide variety of causes. Charitable organizations that have been the beneficiaries of our contributions, marathons, walkathons, concerts, fairs and festivals include, among others, The Salvation Army, Wish for Heroes, Habitat for Humanity, United Way, Juvenile Diabetes Research Foundation, Make-A-Wish Foundation, March of Dimes, Homeboy Industries, Los Angeles Unified School District, American Red Cross, St. Jude, and the Harlem Chamber of Commerce.
The National Association of Broadcasters Education Foundation (“NABEF”) has honored us with the Hubbard Award, honoring a broadcaster “for extraordinary involvement in serving the community.” Emmis was the second broadcaster to receive this prestigious honor, after the Hubbard family, for which the award is named. The NABEF also recognized Emmis’ WQHT-FM in New York for its outreach after Hurricane Sandy, both for the news coverage it provided and the relief efforts it organized in the weeks after the storm. WIBC-FM was nominated for a national Crystal Award from the National Association of Broadcasters for our efforts in the community in 2014 and in 2016 and WBLS-FM won a national Crystal Award in 2017.
INDUSTRY INVOLVEMENT
We have an active leadership role in a wide range of industry organizations. Our senior managers have served in various capacities with industry associations, including as directors of the National Association of Broadcasters, the Radio Advertising Bureau, the Radio Futures Committee, the Nielsen Audio Advisory Council, the Media Financial Management Association, the City and Regional Magazine Association and as founding members of the Magazine Publishers of America. Our chief executive officer has been honored with the National Association of Broadcasters’ “National Radio Award,” was named Radio Ink’s “Radio Executive of the Year,” and was recently named the 2017 recipient of the Broadcasters Foundation of America's "Lowry Mays Excellence in Broadcasting Award." Our management and on-air personalities have won numerous industry awards.
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
ADVERTISING SALES
Our stations derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 28, 2017, approximately 15% of our total advertising revenues were derived from national sales, and 85% were derived from local sales.

EMPLOYEES
As of February 28, 2017, Emmis had approximately 540 full-time employees and approximately 290 part-time employees. Approximately 35 employees are represented by unions at our various radio stations. We consider relations with our employees to be good.
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
LICENSE RENEWAL. Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. The following table sets forth our FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain (for our FM stations only), power and frequency of all owned stations as of February 28, 2017:

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
Despite several such reviews and appellate remands, the FCC’s rules limiting the number of radio stations that may be commonly owned, or owned in combination with a television station or newspaper, in a local market have remained largely intact. The FCC's previous ownership reviews have been subject to litigation. The most recent court decision was issued by the Third Circuit in May 2016 and concerned the FCC's then-pending 2010 and 2014 reviews. In August 2016, the FCC concluded its 2010 and 2014 reviews, deciding to retain the local radio ownership rule, the radio-television cross-ownership rule, and the prohibition on newspaper/broadcast cross-ownership without significant alteration. Various parties have appealed the FCC's August 2016 order, and other parties have filed petitions for reconsideration, all of which remain pending. We cannot predict whether the appeals or reconsideration proceedings will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.
The discussion below reviews the pertinent ownership rules currently in effect as a result of the FCC's August 2016 order.
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
For purposes of applying these numerical limits, the FCC has also adopted rules with respect to (i) so-called local marketing agreements, or “LMAs,” by which the licensee of one radio station provides programming for another licensee’s radio station in the same market and sells all of the advertising within that programming and (ii) so-called joint sale agreements, or “JSAs,” by which the licensee of one station sells the advertising time on another station in the market. Under these rules, an entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% of the advertising time, on another radio station in the same market pursuant to an LMA or JSA is generally required to count the station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming to another station under an LMA, or sell advertising on another station pursuant to a JSA, if we could not acquire that station under the local radio ownership rule. In its August 2016 order, the FCC declined to make other types of agreements such as “shared services agreements” (or "SSAs") and/or “local news service” agreements, attributable, and adopted a disclosure requirement for SSAs between commercial television stations.
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
Although the FCC’s quadrennial review decisions have not changed the numerical caps under the local radio rule, the FCC adjusted the rule in June 2003 by deciding that both commercial and noncommercial stations could be counted in determining the number of stations in a radio market. The decision also altered the definition of the relevant local market for purposes of the rule. The FCC “grandfathered” existing station “clusters” not in compliance with the numerical caps as calculated pursuant to the new market definition, but provided that they could be sold intact only to small businesses meeting certain requirements. In December 2007, the FCC expanded this policy to allow an owner to sell a grandfathered station cluster to any buyer, so long as the buyer committed to file, within 12 months, an application with the FCC to transfer the excess station(s) to an eligible small business or to a trust for ultimate sale to such an entity. Although the Third Circuit vacated the FCC’s selected definition of small businesses eligible to purchase clusters that exceed the numerical limits in 2011, the FCC reinstated that definition in its August 2016 order. The change in market definition appears to impact the Austin, Texas market, such that we exceed the numerical cap for FM stations. If we chose to sell our Austin cluster of stations, we would likely therefore have to “spin off” one FM station to a separate buyer or to transfer the cluster to an entity meeting the FCC's small business definition.
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
For purposes of this rule, the FCC counts as “voices” commercial and non-commercial broadcast television and radio stations as well as some daily newspapers and no more than one cable operator. The FCC will consider permanent waivers of its revised radio/television cross-ownership rule only if one of the stations is a “failed" or "failing station.”
FCC rules also generally prohibit common ownership of a daily newspaper and a radio or television station in the same local market, subject to an exception for combination involving "failed" or "failing" stations or newspapers.

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

•
equity and/or debt interests which, in the aggregate, exceed 33% of the total asset value of a station or other media entity (the “equity/debt plus policy”), if the interest holder supplies more than 15% of the station’s total weekly programming (usually pursuant to a time brokerage, local marketing or network affiliation agreement) or is a same-market media entity (i.e., broadcast company or newspaper). In December 2007, the FCC increased these limits under certain circumstances where the equity and/or debt interests are in a small business meeting certain requirements. Although the Third Circuit vacated the FCC’s selected definition of small businesses eligible to take advantage of these increased limits in 2011, the FCC reinstated that definition in its August 2016 order.

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
ALIEN OWNERSHIP. Under the Communications Act, no FCC license may be held by a corporation if more than one-fifth of its capital stock is owned or voted by aliens or their representatives, a foreign government or representative thereof, or an entity organized under the laws of a foreign country (collectively, “Non-U.S. Persons”). Furthermore, the Communications Act provides that no FCC license may be granted to an entity directly or indirectly controlled by another entity of which more than one-fourth of its capital stock is owned or voted by Non-U.S. Persons if the FCC finds that the public interest will be served by the denial of such license. The FCC staff had interpreted this provision to require an affirmative public interest finding to permit the grant or holding of a license, and had made such a finding only in limited circumstances. In November 2013 the FCC clarified that it would accept requests to allow foreign investment above 25% in broadcast holding companies, and that it would evaluate those requests on a case-by-case basis to determine whether the requesting party had provided a sufficient public interest showing. In September 2016, the FCC adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit in broadcast licensees and revised the methodology that publicly traded broadcasters must use to assess their compliance with the foreign ownership restrictions. The foregoing restrictions on alien ownership apply in modified form to other types of business organizations, including partnerships and limited liability companies. In addition, an LMA with a foreign owned company is not prohibited as long as the non-foreign holder of the FCC license continues to control and operate the station. Our Second Amended and Restated Articles of Incorporation and Second Amended and Restated Code of By-Laws authorize the Board of Directors to prohibit such restricted alien ownership, voting or transfer of capital stock as would cause Emmis to violate the Communications Act or FCC regulations.
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
The FCC’s indecency rules have also been the subject of litigation. In July 2010, the Second Circuit held the FCC’s indecency standards to be unconstitutionally vague in violation of the First Amendment. The Second Circuit later vacated the agency decision at issue in another appeal based on its earlier decision. The FCC challenged these rulings in the Supreme Court. In June 2012 the Supreme Court vacated the Second Circuit’s decision, finding that the FCC had failed to provide adequate notice regarding the contours of its indecency policy with respect to the broadcasts at issue in the underlying proceedings, but leaving open the possibility that the agency might be able to enforce the prohibition on broadcast indecency in the future. The Third Circuit issued a decision vacating another FCC indecency ruling in November 2011, and the Supreme Court denied the FCC’s request for review of this decision. It is not clear how the FCC will apply these judicial decisions to outstanding complaints, including any that may involve Emmis stations, or how they will impact future FCC policies in this area. The FCC has also solicited public comment on whether, and if so how, to revise its indecency enforcement policies, in a proceeding that remains pending.
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
ADDITIONAL DEVELOPMENTS AND PROPOSED CHANGES. The FCC has adopted rules implementing a low power FM (“LPFM”) service, and approximately 800 such stations are in operation. In November 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently-authorized full-service stations. Congress then passed legislation eliminating certain minimum distance separation requirements between full-power and LPFM stations, thereby reducing the interference protection afforded to FM stations. As required by the legislation, the FCC in January 2012 submitted a report to Congress indicating that the results of a statutorily mandated economic study indicated that, on the whole, LPFM stations do not currently have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations. In March 2012, the FCC modified its rules to permit the processing of additional LPFM applications and to implement the legislative requirements regarding interference protection. The FCC opened a window for the filing of applications seeking authority to construct or make major changes to LPFM facilities which extended from October 15 through November 14, 2013, and in which it received more than 2,800 LPFM applications. The FCC continues to process the applications submitted during the window and, although to date there have been very few, if any, instances of LPFM stations interfering with full-power radio stations, we cannot predict whether any LPFM stations will actually interfere with the coverage of our radio stations in the future.
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
In order to broadcast musical compositions or to stream them over the Internet, Emmis must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers). These copyright owners often rely on organizations known as performing rights organizations, which negotiate licenses with copyright users for the public performance of their compositions, collect royalties, and distribute them to copyright owners. The three major performing rights organizations, from which Emmis has licenses and to which Emmis pays royalties, are the American Society of Composers, Authors, and Publishers, Broadcast Music, Inc., and SESAC, Inc.. These rates are set periodically, are often negotiated by organizations acting on behalf of broadcasters, and may increase in the future. It also is possible that songwriters or publishers may disassociate with these performing rights organizations, or that additional such organizations could emerge in the future. In 2013 a new performing rights organization, named Global Music Rights ("GMR"), was formed. GMR has obtained the rights to certain high-value copyrights and is seeking to negotiate individual licensing agreements with radio stations for songs within its repertoire. GMR and the Radio Music License Committee, Inc. ("RMLC"), which negotiates music licensing fees with performance rights organizations on behlaf of many radio stations, have initiated antitrust litigation against one another, which remains pending. In addition, the Department of Justice ("DOJ") has recently disagreed with a federal court regarding whether the DOJ's consent decrees with major performance rights organizations require so-called "full-work" licenses (which would allow a license-holder to play all of the works in a performance rights organization's repertoire). If a significant number of musical composition copyright owners withdraw from the established performing rights organizations, or if new performing rights organizations form to license compositions that are not already licensed, Emmis’ royalty rates or negotiation costs could increase. Emmis' royalty rates or negotiation costs could also change as a result of GMR/RMLC litigation or the resolution of the full-work licensing issue.
In order to stream music over the Internet, Emmis must also obtain licenses and pay royalties to the owners of copyrights in sound recordings (typically, artists and record companies). These royalties are in addition to royalties for Internet streaming that must also be paid to performance rights organizations. The Copyright Royalty Board (“CRB”) recently completed its proceeding to set rates for the 2016-2020 license period. The CRB set a rate during this period for performances by non-subscription noninteractive services of 0.17 cent per listener per song, and a rate for noninteractive subscription services of 0.22 cent per listener per song, both of which are subject to changes that mirror changes in the Consumer Price Index. The CRB's 2016-2020 rates represent a decrease from the 2015 CRB rates applicable to broadcasters and other webcasters, but the determination has been appealed.
In addition, lawsuits have been filed under various state laws challenging the right of digital audio transmission services and broadcasters to publicly perform or reproduce sound recordings fixed prior to February 15, 1972 (“pre-1972 sound recordings”) without a license. Such sound recordings currently are exempt from federal copyright protection. The 1976 Copyright Act provides that pre-1972 sound recordings may be the subject of state copyright protection until 2067. As a result, there are various protections of pre-1972 sound recordings in place across various states, and the scope of protections and of exceptions and limitations to those protections varies from state to state. Moreover, the existence or scope of any public performance right in pre-1972 sound recordings is unclear. For example, courts in California have issued decisions in favor of the putative copyright owners against a digital transmission service. One of these cases is currently pending on appeal in the Ninth Circuit. On the other hand, courts in New York and Florida have held that there are no public performance rights under the common law in those states. The New York case was recently resolved in favor of the digital transmission service, while an appeal of the Florida case is pending. If the courts find that there are public performance rights in pre-1972 recordings and the decisions are interpreted to apply to radio broadcasting or Internet streaming, this could impede Emmis’ ability to broadcast and/or stream pre-1972 sound recordings and/or increase its costs.
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
Radio revenues in the markets in which we operate have lagged the growth of the general United States economy. Our market revenues, as measured by the accounting firm Miller Kaplan Arase LLP ("Miller Kaplan"), during the years ended February 2015, 2016 and 2017 were down 3.7%, down 1.5%, and up 1.7% respectively. During this same period, the U.S. Bureau of Economic Analysis reports that U.S. current-dollar gross domestic product growth has been 3% to 4% each year. Our results of operations could be negatively impacted if radio revenue performance in the markets in which we operate continues to lag general United States economic growth.
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
From time to time, other stations may change their format or programming, a new station may adopt a format to compete directly with our stations for audiences and advertisers, or stations might engage in aggressive promotional campaigns. These tactics could result in lower ratings and advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Any failure by us to respond, or to respond as quickly as our competitors, could also have an adverse effect on our business and financial performance. In February 2015, one of our large competitors changed the format of one of its radio stations in the Los Angeles radio market to more directly compete with our radio station in Los Angeles. This development in Los Angeles negatively impacted our financial performance in fiscal 2016 and 2017 and the early months of fiscal 2018. On May 8, 2017, we entered into an agreement to sell our radio station in Los Angeles, subject to certain regulatory approvals and closing conditions.
Because of the competitive factors we face, we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue.
Our radio operations are heavily concentrated in the New York and Los Angeles markets.
Our radio operations in New York and Los Angeles, including the LMA fee we receive from a subsidiary of Disney, accounted for approximately 50% of our radio revenues in fiscal 2017. Our results from operations can be materially affected by decreased ratings or resulting revenues in either one of these markets. On May 8, 2017, we entered into an agreement to sell our radio station in Los Angeles, subject to certain regulatory approvals and closing conditions. Our exposure to the Los Angeles radio market will be eliminated if we are able to close this transaction, as expected, in the back half of 2017.
Our radio operations lack the scale of some of our competitors, especially in the New York and Los Angeles markets.
We currently own one station in Los Angeles and four stations in New York, one of which is being programmed by another broadcaster under the terms of an LMA. Some of our competitors in these markets have larger clusters of radio stations. Our competitors may be able to leverage their market share to extract a greater percentage of available advertising revenues in these markets and may be able to realize operating efficiencies by programming multiple stations in a market. Also, given our reliance on urban formats in each of these markets, our results from operations can be materially affected by additional urban format competition by our competitors. On May 8, 2017, we entered into an agreement to sell our radio station in Los Angeles, subject to certain regulatory approvals and closing conditions. Our exposure to the Los Angeles radio market will be eliminated if we are able to close this transaction, as expected, in the back half of 2017.

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
The radio broadcasting industry is subject to rapid technological changes, evolving industry standards and the emergence of competition from new technologies and services. We cannot assure that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various media technologies and services that have been developed or introduced include:

•	satellite-delivered digital audio radio service, which has resulted in subscriber-based satellite radio services with numerous niche formats;

•	audio programming by cable systems, direct-broadcast satellite systems, Internet content providers and other digital audio broadcast formats;

•	personal digital audio devices (e.g., audio via Wi-Fi, smartphones, iPods®, iPhones®, WiMAX, the Internet and MP3 players);

•	HD Radio®, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low-power FM radio, which could result in additional FM radio broadcast outlets, including additional low-power FM radio signals authorized in December 2010 under the Local Community Radio Act.
New media has resulted in fragmentation in the advertising market, but we cannot predict the impact that additional competition arising from new technologies may have on the radio broadcasting industry or on our financial condition and results of operations. We also cannot ensure that our investments in HD Radio®, TagStation®, NextRadio® and other technologies will produce the desired returns.
A number of automakers are introducing more advanced, interactive dashboard technology including the introduction of technologies like Apple CarPlay and Google Android Auto that enable vehicle entertainment systems to more easily interface with a consumer’s smartphone and include alternative audio entertainment options.
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
Our radio stations employ or independently contract with several on-air personalities and hosts of syndicated radio programs with large and loyal audiences in their respective broadcast areas. These on-air personalities are sometimes significantly responsible for the ranking of a station and, thus, the ability of the station to sell advertising. Such on-air personalities or other key individuals may not remain with our radio stations and we may not retain their audiences, which could affect our competitive position.
Impairment losses related to our intangible assets have reduced our earnings.
We have reported significant net losses in our consolidated statement of operations in the past as a result of recording noncash impairment charges, mostly related to FCC licenses and goodwill. During the years ended February 28 (29), 2015, 2016 and 2017, we incurred impairment losses of $67.9 million, $9.5 million, and $9.8 million, respectively. As of February 28, 2017, our FCC licenses and goodwill comprise 70% of our total assets. If events occur or circumstances change that would reduce the fair value of the FCC licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods.

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
We may fail to consummate dispositions or complete them in a timely manner.
We regularly review our portfolio of assets and periodically dispose of assets when we believe it is appropriate to do so. In that respect, on August 19, 2016, we announced that we were exploring strategic alternatives for our publishing division (except Indianapolis Monthly), our radio stations in Terre Haute, Indiana, and WLIB-AM in New York. We completed our sale of Texas Monthly on November 1, 2016, our sale of radio stations in Terre Haute, Indiana on January 30, 2017, and the sale of the remainder of our publishing division (except Indianapolis Monthly) on February 28, 2017. We continue to explore our options with WLIB-AM in New York. In addition, the amendment to our credit agreement that we executed on April 18, 2017, requires Emmis to divest of assets that will yield at least $80 million of proceeds beyond the transactions that had closed through February 28, 2017. We have nine months from the date of the amendment to enter into definitive agreements for the requisite sales and six additional months to close the transactions. The sale and transfer of an FCC license requires approval by the FCC. While we have entered into an agreement to sell our radio station in Los Angeles for $82.8 million, which satisfies the requirement to enter into definitive agreements within nine months, the closing is subject to certain regulatory approvals and closing conditions. Accordingly, we cannot assure investors that necessary regulatory approvals will be obtained and other closing conditions will be met that will allow the disposition to close by July 18, 2018.
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
As of February 28, 2017, we had operating lease commitments of approximately $58.4 million. These leases are classified as operating leases and disclosed in Note 11 to our accompanying consolidated financial statements. Currently, operating leases are classified as off-balance sheet transactions and only the current year operating lease expense is accounted for in the consolidated statements of operations as rent expense. All of our leases classified as operating leases require us to make certain estimates at the inception of the lease in order to determine whether the lease is operating or capital. ASU 2016-02 requires that substantially all operating leases be recognized as assets (the right to use the leased property) and liabilities (the present value of future lease payments). This guidance will be effective for the Company as of March 1, 2019 and requires a modified retrospective implementation. When adopted, ASU 2016-02 will result in an increase in the assets and liabilities reflected on our consolidated balance sheets.
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
We operate as a holding company. All of our radio stations and other assets are currently owned and operated by our subsidiaries. Emmis Operating Company (“EOC”), our wholly-owned subsidiary, is the borrower under our credit facility. All of our station and other operating subsidiaries and FCC license subsidiaries are subsidiaries of EOC. Further, we guarantee EOC’s obligations under the credit facility and substantially all of EOC’s assets are pledged as collateral under the credit facility. As a holding company, our only source of cash to pay our obligations, including corporate overhead expenses, is cash distributed from our subsidiaries. We currently expect that the majority of the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations. Even if our subsidiaries elect to make distributions to us, we cannot be assured that applicable state law and contractual restrictions, including covenants contained in our credit facility, would permit such dividends or distributions.

Risks Related to our Indebtedness:
Our substantial indebtedness could adversely affect our financial health.
We have a significant amount of indebtedness. At February 28, 2017, our total indebtedness was $221.0 million, consisting of $152.2 million under our 2014 Credit Agreement, $60.0 million of 98.7FM nonrecourse debt and $8.8 million of other nonrecourse debt. The Company expects that proceeds from the LMA in New York with a subsidiary of Disney will be sufficient to pay all debt service related to the 98.7FM nonrecourse debt. Our shareholders’ deficit was $36.9 million. Our substantial indebtedness could have important consequences to investors. For example, it could:

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
Our 2014 Credit Agreement, as amended, requires us to repay approximately $12.1 million of our term notes in fiscal 2018 and $4.7 million annually thereafter until maturity in addition to periodic interest payments. Our ability to make payments on our indebtedness and to fund capital expenditures will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our businesses might not generate sufficient cash flow from operations. We might not be able to complete future offerings, and future borrowings might not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Risks Related to our Common Stock:
One shareholder controls a majority of the voting power of our common stock, and his interest may conflict with those of other shareholders.
As of May 5, 2017, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey H. Smulyan, beneficially owned shares representing approximately 51.6% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13d-3 of the Exchange Act. He therefore is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of directors.

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
Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “EMMS.” We may not be able to meet the continued listing requirements of the Nasdaq Global Select Market, which require, among other things, a minimum closing price of our common stock and a minimum market capitalization. In the past, we have received written deficiency notices from The Nasdaq Stock Market advising us that the closing bid price of our Class A common stock did not meet the continued listing requirements pursuant to NASDAQ Listing Rule 5450(a)(1). In each of these instances, we were able to satisfy the requirements for continued listing. If we are unable to satisfy the requirements of the Nasdaq Global Select Market for continued listing, our common stock would be subject to delisting from that market, and we might or might not be eligible to list our shares on another Nasdaq market.
A delisting of our Class A common stock from the Nasdaq Global Select Market could negatively impact us by, among other things, reducing the liquidity and market price of our common stock. There can be no assurance that we will be able to comply with the Minimum Bid Price Rule, or any other requirement in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own several of our main transmitter/antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that generally range from five to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $58.4 million in aggregate minimum rental commitments under real estate leases. Many of these leases contain escalation clauses such as defined contractual increases or cost-of-living adjustments.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

NAME	POSITION	AGE AT FEBRUARY 28, 2017	YEAR FIRST ELECTED OFFICER
Paul V. Brenner	President - TagStation / NextRadio	48	2007
J. Scott Enright	Executive Vice President, General Counsel and Secretary	54	1998
Ryan A. Hornaday	Executive Vice President, Chief Financial Officer and Treasurer	43	2006
Gregory T. Loewen	President - Publishing Division and Chief Strategy Officer	45	2007
Mr. Brenner was appointed as an executive officer of Emmis in July 2016 and has served as President - TagStation / NextRadio since March 2016. Previously, Mr. Brenner served as Senior Vice President and Chief Technology Officer from March 2009 to February 2016. Mr. Brenner joined Emmis in 1998.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET INFORMATION FOR OUR COMMON STOCK
Emmis’ Class A common stock is traded in the over-the-counter market and is quoted on the Nasdaq Global Select Market under the symbol EMMS. There is no established public trading market for Emmis’ Class B common stock or Class C common stock. On July 8, 2016, we effected a one-for-four reverse stock split for all classes of our common stock.
The following table sets forth the high and low sales prices of the Class A common stock for the periods indicated. Sales prices have been adjusted for all periods presented to reflect the impact of the reverse stock split.

QUARTER ENDED	HIGH	LOW
May 2015	$8.52	$4.16
August 2015	$5.96	$3.96
November 2015	$5.76	$2.44
February 2016	$3.24	$1.72

May 2016	$2.76	$1.92
August 2016	$4.33	$2.20
November 2016	$4.17	$3.22
February 2017	$3.68	$2.76
HOLDERS
At May 5, 2017, there were 511 record holders of the Class A common stock, and there was one record holder of the Class B common stock.
DIVIDENDS
Emmis currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future. Emmis’ 2014 Credit Agreement sets forth certain restrictions on our ability to pay dividends. See Note 5 to the accompanying consolidated financial statements for more discussion of the 2014 Credit Agreement.
SHARE REPURCHASES
During the three-month period ended February 28, 2017, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended February 28, 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
December 1, 2016 - December 31, 2016	—	$—	—	$—
January 1, 2017 - January 31, 2017	24,462	$3.16	—	$—
February 1, 2017 - February 28, 2017	11,411	$2.77	—	$—
	35,873		—

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
GENERAL
The following discussion pertains to Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “Emmis” or the “Company”).
We principally own and operate radio properties located in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent approximately 70% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. The Nielsen Company generally measures radio station ratings weekly for markets measured by the Portable People Meter™ and two times a year for markets measured by diaries. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
The following table summarizes the sources of our revenues for the past three years. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to our TagStation and Digonex businesses, network revenues and barter. We sold Texas Monthly and our radio stations in Terre Haute, Indiana on November 1, 2016 and January 30, 2017, respectively, which impacts the comparability of fiscal 2015 and 2016 to fiscal 2017. Our sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine on February 28, 2017 does not affect the comparability of results in the table below, but will effect comparability of results in future periods.

	Years ended February 28 (29),
	2015	% of Total	2016	% of Total	2017	% of Total
Net revenues:
Local	$136,283	57.3%	$130,486	56.4%	$121,841	56.8%
National	29,793	12.5%	26,994	11.7%	21,706	10.1%
Political	1,434	0.6%	661	0.3%	2,163	1.0%
Publication Sales	6,076	2.6%	5,612	2.4%	4,193	2.0%
Non Traditional	23,810	10.0%	25,683	11.1%	22,936	10.7%
Interactive	12,894	5.4%	13,223	5.7%	14,737	6.9%
LMA Fees	10,331	4.3%	10,331	4.5%	10,331	4.8%
Other	17,317	7.3%	18,443	7.9%	16,661	7.7%
Total net revenues	$237,938		$231,433		$214,568
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

KNOWN TRENDS AND UNCERTAINTIES
The U.S. radio industry is a mature industry and its growth rate has stalled. Management believes this is principally the result of two factors: (1) new media, such as various media distributed via the Internet, telecommunication companies and cable interconnects, as well as social networks, have gained advertising share against radio and other traditional media and created a proliferation of advertising inventory and (2) the fragmentation of the radio audience and time spent listening caused by satellite radio, audio streaming services and podcasts has led some investors and advertisers to conclude that the effectiveness of radio advertising has diminished.

The Company and the radio industry are leading several initiatives to address these issues. The radio industry is working aggressively to increase the number of smartphones and other wireless devices that contain an enabled FM tuner. Most smartphones currently sold in the United States contain an FM tuner. However, most wireless carriers in the United States have not historically permitted the FM tuner to receive the free over-the-air local radio stations it was designed to receive. Furthermore, in many countries outside the United States, enabled FM tuners are made available to smartphone consumers; consequently, radio listening increases. Activating FM as a feature on smartphones sold in the United States has the potential to increase radio listening and improve the perception of the radio industry while offering wireless network providers the benefits of a proven emergency notification system, reduced network congestion from audio streaming services, and a host of new revenue generating applications. Emmis is at the leading edge of this initiative and has developed TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, and NextRadio®, a smartphone application that marries over-the-air FM radio broadcasts with visual and interactive features, as an industry solution to enrich the user experience of listening to free over-the-air radio broadcasts on their FM-enabled smartphones and other wireless devices. Recently, we introduced the Dial ReportTM, an online data portal that enables advertisers and other users of radio to access rich data about the usage and consumption of radio and the behavior of radio listeners.
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's NextRadio smartphone application on a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to serve as a conduit for the radio industry to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. NextRadio LLC collected money from the radio industry and forwarded it to Sprint. During the years ended February 2015 and 2016, Emmis' funding of its share of NextRadio's payment to Sprint was $0.5 million and $0.4 million, respectively. These amounts are included in station operating expenses in the accompanying consolidated statements of operations. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through February 28, 2017, the NextRadio application had not generated a material amount of revenue.
Since the inception of NextRadio LLC's agreement with Sprint through December 7, 2016, NextRadio LLC had remitted to Sprint approximately $33.2 million. Effective December 8, 2016, NextRadio LLC and Sprint entered into an amendment of their original agreement. The amendment called for NextRadio LLC to make installment payments totaling $6.0 million through March 15, 2017, which have been paid. In exchange, Sprint agreed to forgive the remaining $5.8 million that it was due under the original agreement, and in return receive a higher share of certain revenue generated by the NextRadio application. In addition, Sprint agreed, so long as commercially reasonable, to continue to pre-load the NextRadio application through March 31, 2020 with no additional cash payments from NextRadio (other than revenue share payments). NextRadio LLC received a loan of $4.0 million for the sole purpose of fulfilling the payment obligations to Sprint under the amendment. The loan will be repaid out of proceeds from sales of enhanced advertising through the NextRadio application. Through February 28, 2017, NextRadio LLC received $3.4 million under the loan, which was promptly remitted to Sprint and included in station operating expenses in the accompanying consolidated statement of operations. The remaining $0.6 million of loan proceeds was received in March 2017, remitted to Sprint, and included in station operating expenses in the quarter ending May 31, 2017.
On July 27, 2015, NextRadio LLC entered into an agreement with AT&T whereby AT&T agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, AT&T will receive a share of certain revenue generated by the NextRadio application. This agreement was subsequently assigned to TagStation LLC (the parent entity of NextRadio LLC and owner of the TagStation and NextRadio applications). In August 2015, T-Mobile expressed its intent to include FM chip activation in its device specifications. On September 9, 2016, TagStation LLC entered into an agreement with T-Mobile whereby T-Mobile agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, T-Mobile will receive a share of certain revenue generated by the NextRadio application. TagStation LLC has been working directly with numerous device manufacturers to accelerate the availability of NextRadio to consumers. BLU Products, an American mobile phone manufacturer, has chosen to make NextRadio the native

FM tuner on its Android smartphones. In April 2016, Alcatel entered into a similar arrangement for NextRadio. The Samsung S7 and S8 family of smartphones are FM-enabled and NextRadio compatible across all major U.S. wireless networks. TagStation LLC and the radio industry continue to work with other leading United States wireless network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones.
Emmis granted the U.S. radio industry (as defined in the funding agreements) a call option on substantially all of the assets used in the NextRadio and TagStation businesses in the United States. The call option may be exercised in August 2017 or August 2019 by paying Emmis a purchase price equal to the greater of (i) the appraised fair market value of the NextRadio and TagStation businesses, or (ii) two times Emmis' cumulative investments in the development of the businesses through August 2015. If the call option is exercised, the businesses will continue to be subject to the operating limitations applicable today, and no radio operator will be permitted to own more than 30% of the NextRadio and TagStation businesses.
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
The Company has also aggressively worked to harness the power of broadband and mobile media distribution in the development of emerging business opportunities by developing highly interactive websites with content that engages our listeners, deploying mobile applications and streaming our content, harnessing the power of digital video on our websites and YouTube channels, and delivering real-time traffic to navigation devices.
The results of our radio operations are heavily dependent on the results of our stations in the New York and Los Angeles markets. These markets account for approximately 50% of our radio net revenues. Our acquisition of WBLS-FM and WLIB-AM in New York in fiscal 2015 enhanced our ability to adapt to competitive environment shifts in that market, but our single station in the Los Angeles market, KPWR-FM, has less ability to adapt. Furthermore, some of our competitors that operate larger station clusters in New York and Los Angeles are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates and may be able to realize operating efficiencies by programming multiple stations in these markets. In February 2015, one of our large competitors changed the format of one of its radio stations in the Los Angeles radio market to more directly compete with our radio station in Los Angeles. In addition, the new station hired our former KPWR-FM morning radio host to be its morning radio host. This development in Los Angeles negatively impacted our financial performance in fiscal 2016 and 2017, as well as the early months of fiscal 2018. On May 8, 2017, we entered into an agreement to sell our radio station in Los Angeles, subject to certain regulatory approvals and closing conditions.
Both the Los Angeles and New York radio markets showed signs of improvement during the year ended February 2017. Market revenues for Los Angeles and New York as measured by Miller Kaplan Arase LLP ("Miller Kaplan"), an independent public accounting firm used by the radio industry to compile revenue information, were up 3.3% and 0.2%, respectively, for the twelve months ended February 28, 2017, as compared to the same period of the prior year. However, during the same period, our station in Los Angeles, KPWR-FM, and our cluster in New York both lagged their respective market performance. As discussed above, KPWR-FM has been adversely affected by the introduction of a format competitor. Our New York operations were negatively impacted by severe weather at our largest outdoor concert in June 2016, as well as intensifying competition for transactional business in the local market. We have made changes in our local sales organization in New York to derive more local, direct business and reduce our reliance on transactional, agency business.
As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis' 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In that respect, on August 19, 2016, we announced that we were exploring strategic alternatives for our publishing division (except Indianapolis Monthly), our radio stations in Terre Haute, Indiana, and WLIB-AM in New York. We completed our sale of Texas Monthly on November 1, 2016, our sale of radio stations in Terre Haute, Indiana on January 30, 2017, and the sale of the remainder of our publishing division (except Indianapolis Monthly) on February 28, 2017. We continue to explore our options with WLIB-AM in New York. In addition, the amendment to our credit agreement that we executed on April 18, 2017, requires that Emmis divest of assets that will yield at least $80 million of proceeds beyond the transactions that have closed as of February 28, 2017. We have nine months from the date of the amendment to enter into definitive agreements for these sales. On May 8, 2017, we entered into an agreement to sell our radio station in Los Angeles for $82.8 million, which satisfies this requirement. Closing is subject to certain regulatory approvals and closing conditions, but we expect it to occur in the back half of 2017.

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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of February 28, 2017, we have recorded approximately $202.3 million in goodwill and FCC licenses, which represents approximately 70% of our total assets.
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
Below are some of the key assumptions used in our annual impairment assessments. In recent years, we have reduced long-term growth rates in the markets in which we operate based on recent industry trends and our expectations for the markets going forward. The methodology used to value our FCC licenses has not changed in the three-year period ended February 28, 2017.

	December 1, 2014	December 1, 2015	December 1, 2016
Discount Rate	12.1% - 12.5%	12.0% - 12.4%	12.2% - 12.5%
Long-term Revenue Growth Rate	1.5% - 3.0%	1.3% - 2.5%	1.0% - 2.0%
Mature Market Share	3.2% - 29.2%	3.2% - 29.3%	3.1% - 30.4%
Operating Profit Margin	25.1% - 39.2%	25.0% - 39.1%	25.1% - 39.1%
The Company has recorded impairment charges related to FCC licenses in each of the past three years. Impairment charges recognized as part of our December 1, 2014, 2015 and 2016 annual testing were $9.5 million, $5.4 million and $6.9 million, respectively. These impairments were mostly related to declining market revenues combined with lowered expectations for future long-term revenue growth rates as noted in the table above.
Valuation of Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market, excluding any stations being operated pursuant to an LMA, and magazines on an individual basis). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. There are no publicly traded publishing companies that are focused predominantly on city and regional magazines as is our publishing segment. Therefore, the market multiple used as a benchmark for our publishing reporting units is based on recently completed transactions within the city and regional magazine industry or analyst reports that include valuations of magazine divisions within publicly traded media conglomerates. For the annual assessment performed as of December 1, 2016, the Company applied a market multiple of 8.0 times the reporting unit’s operating performance for our radio reporting units. As of December 1, 2016, all of the Company's goodwill related to our radio reporting units, so no assessment of goodwill impairment for our publishing reporting units was required. Management believes this methodology for valuing radio properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and market transactions, including our own recent transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations. The methodology used to value our goodwill has not changed in the three-year period ended February 28, 2017.
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

During the quarter ended August 31, 2016, the Company lowered its growth expectations for Digonex for the next several years due to slow client adoption of dynamic pricing services. While the Company continues to believe in the long-term growth prospects of Digonex, the lengthy sales cycle has caused Digonex to perform below expectations to date. Despite lowering near-term growth expectations for Digonex in connection with our annual impairment review for fiscal 2016, which led to a goodwill impairment charge of $0.7 million as discussed above, performance in the first six months of fiscal 2017 indicated that a further revision was appropriate. Our then-current projections assumed that Digonex would generate cash flow losses in the short and medium-term. The combination of lower-than-expected current period results, coupled with downward revisions to future revenue projections, resulted in an impairment indicator that caused the Company to assess goodwill and related intangibles on an interim basis during the quarter ended August 31, 2016. The Company's discounted cash flow analysis for Digonex indicated a nominal enterprise value. Therefore, in connection with the interim impairment test, Emmis determined that Digonex's goodwill was fully impaired and recorded an impairment loss of $2.1 million.
Sensitivity Analysis
Based on the results of our December 1, 2016 annual impairment assessment, the fair value of our broadcasting licenses was approximately $277.3 million, which was in excess of the $198.3 million carrying value by $79.0 million, or 39.8%. Should our estimates or assumptions worsen, or should negative events or circumstances occur in the units that have limited fair value cushion, additional license impairments may be needed.

	Radio Broadcasting Licenses
	As of December 1, 2016
Unit of Accounting	Carrying Value	Fair Value	Percentage by which fair value exceeds carrying value
New York Cluster	71,615	101,914	42.3%
98.7FM (New York)	46,390	46,390	—%
Austin Cluster	34,719	34,719	—%
St. Louis Cluster	24,758	24,758	—%
Indianapolis Cluster	18,166	19,064	4.9%
KPWR-FM (Los Angeles)	2,018	49,774	2,366.5%
Terre Haute Cluster	643	643	—%
Total	198,309	277,262	39.8%
If we were to assume a 100 basis point change in any of our three key assumptions (a reduction in the long-term revenue growth rate, a reduction in local commercial share or an increase in the discount rate) used to determine the fair value of our broadcasting licenses on December 1, 2016, the resulting impairment charge would have been $31.0 million, $22.5 million and $19.7 million, respectively. Also, if we were to assume a market multiple decrease of one or a 10% decrease in the two-year average station operating income, two of the key assumptions used to determine the fair value of our goodwill on December 1, 2016, the resulting estimates of enterprise valuations would still exceed the carrying values of the enterprises. As such, step two of the goodwill impairment testing would not be required, thus no goodwill impairment would be recognized if either of these two key assumptions were lowered.
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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.7 million and $0.8 million accrued for employee healthcare claims as of February 28 (29), 2016 and 2017, respectively. The Company also maintains large deductible programs (ranging from $100 thousand to $250 thousand per occurrence) for workers’ compensation, employment liability, automotive liability and media liability claims.

ACQUISITIONS, DISPOSITIONS AND INVESTMENTS
The transactions described below impact the comparability of operating results for the three years ended February 28, 2017.
Sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine
On February 28, 2017, Emmis closed on its sale of substantially all of the assets of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine (the "Hour Magazines") for gross proceeds of $6.5 million to Hour Media Group, LLC. The Company previously announced that it was exploring strategic alternatives for its publishing division, excluding Indianapolis Monthly. Emmis decided to sell most of its publishing assets to reduce debt outstanding. Emmis received net proceeds of $2.9 million, consisting of the stated purchase price of $6.5 million, less $0.7 million held in escrow and disposition costs totaling $2.9 million. The $2.9 million of disposition costs primarily relate to $1.6 million of severance costs and transaction advisory fees of $1.0 million. The funds held in escrow secure Emmis' post closing indemnification obligations in the purchase agreement and are scheduled to be released six months after the closing of the transaction. After settling retention bonuses to affected employees, net proceeds were used to repay term loan indebtedness under Emmis’ senior credit facility. Emmis recorded a $2.7 million gain on the sale of the Hour Magazines. These magazines had historically been included in our Publishing segment. This disposal did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45-1C.
Sale of Terre Haute, Indiana radio stations
On January 30, 2017, Emmis closed on its sale of substantially all of the assets of its radio stations in Terre Haute, Indiana, in two contemporaneous transactions. In one transaction, Emmis sold the assets of WTHI-FM and the intellectual property of WWVR-FM to Midwest Communications, Inc. In the other transaction, Emmis sold the assets of WFNF-AM, WFNB-FM, WWVR-FM (other than the intellectual property for that station) and an FM translator to DLC Media, Inc. The Company previously announced that it was exploring strategic alternatives for these radio stations. Emmis believed that operating stations in Terre Haute, Indiana was not a core part of its radio strategy and its strong market position in the Terre Haute market would be attractive to potential buyers. At closing, Emmis received gross proceeds of approximately $5.2 million for both transactions. After payment of brokerage and other transaction costs, net proceeds totaled $4.8 million and were used to repay term loan indebtedness under Emmis’ senior credit facility. Emmis recorded a $3.5 million gain on the sale of its Terre Haute radio stations. The Terre Haute radio stations had historically been included in our Radio segment. This disposal did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45-1C.
Sale of Texas Monthly
On November 1, 2016, Emmis closed on its sale of Texas Monthly for gross proceeds of $25.0 million in cash to a subsidiary of Genesis Park, LP. The Company previously announced that it was exploring strategic alternatives for its publishing division, excluding Indianapolis Monthly. Emmis believed that its publishing portfolio had significant brand value and planned to use proceeds from the sale of its publishing properties to repay debt. Emmis received net proceeds of $23.4 million, consisting of the stated purchase price of $25.0 million, net of estimated purchase price adjustments totaling $0.7 million and disposition costs totaling $0.9 million. The $0.9 million of disposition costs primarily related to severance costs. Proceeds were used to repay term and revolving loan indebtedness under Emmis’ senior credit facility. Emmis recorded a $17.4 million gain on the sale of Texas Monthly. Texas Monthly had historically been included in our Publishing segment. This disposal did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45-1C.
Acquisition of a controlling interest in Digonex Technologies, Inc.
On June 16, 2014, Emmis invested $3.0 million in Digonex Technologies, Inc., an Indiana corporation that provides dynamic pricing solutions to customers in various industries. Emmis believes that its acquisition of Digonex gives it entry into the growing dynamic pricing marketplace which can serve a diverse clientèle, and can possibly help Emmis with yields on its own advertising inventory and special events. Emmis’ initial investment of $3.0 million ($1.0 million in Digonex Preferred Stock and $2.0 million in the form of convertible debt) resulted in Emmis appointing a majority of the board of directors of Digonex and holding rights convertible into 51% of the fully diluted common equity of Digonex. As Emmis controlled the board of directors of Digonex as of its initial investment on June 16, 2014, Emmis began consolidating the results of Digonex as of that date. Subsequent to its consolidation of Digonex, Emmis has contributed an additional $6.5 million to Digonex in the form of convertible debt, which has resulted in Emmis owning rights that are convertible into at least 80% of the common equity of Digonex.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 29, 2016 COMPARED TO YEAR ENDED FEBRUARY 28, 2017
Net revenues:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$169,228	$165,148	$(4,080)	(2.4)%
Publishing	60,992	48,559	(12,433)	(20.4)%
Emerging Technologies	1,213	861	(352)	(29.0)%
Total net revenues	$231,433	$214,568	$(16,865)	(7.3)%

Radio net revenues decreased during the year ended February 28, 2017 as our radio division underperformed the aggregate performance of the markets in which we operate. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. A summary of market revenue performance and Emmis’ revenue performance in those markets for the year ended February 28, 2017 is presented below:

	For the year ended February 28, 2017
	Overall Market	Emmis
Market	Revenue Performance	Revenue Performance [1]
New York	0.2%	(2.8%)
Los Angeles	3.3%	(14.7%)
St. Louis	1.4%	11.0%
Indianapolis	0.8%	(4.3%)
Austin	0.3%	(0.9%)
All Markets	1.7%	(3.1%)
1 Emmis revenue performance in New York excludes the results of WEPN-FM which is being operated pursuant to an LMA

Our weak performance in Los Angeles mostly related to a format competitor that began directly competing against our station there in February 2015. The revenue impact has been most pronounced since the fall of 2015. On May 8, 2017, we entered into an agreement to sell our radio station in Los Angeles, subject to certain regulatory approvals and closing conditions. Our exposure to the Los Angeles radio market will be eliminated if we are able to close this transaction, as expected, in the back half of 2017. Excluding Los Angeles, our radio revenues would have been down 0.3% in markets that were up 0.5% according to Miller Kaplan.
For the year ended February 28, 2017, as compared to the prior year, our average rate per minute for our domestic radio stations was down 1.9%, and our minutes sold were down 2.9%.
Publishing net revenues were down for the year ended February 28, 2017 mostly due to the sale of Texas Monthly on November 1, 2016.
Emerging technologies net revenues, which primarily relate to licensing fees of our TagStation software and pricing services provided by Digonex, decreased during the year as a large retail customer of Digonex did not renew for fiscal 2017.

Station operating expenses excluding LMA fees and depreciation and amortization expense:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding LMA fees and depreciation and amortization expense:
Radio	$116,862	$115,366	$(1,496)	(1.3)%
Publishing	58,891	51,063	(7,828)	(13.3)%
Emerging Technologies	7,641	13,656	$6,015	78.7%
Total station operating expenses excluding LMA fees and depreciation and amortization expense	$183,394	$180,085	$(3,309)	(1.8)%
Radio station operating expenses, excluding LMA fees and depreciation and amortization expense decreased due to nonrecurring severance expenses incurred during Q4 of the prior year.
Station operating expenses excluding depreciation and amortization expense for publishing decreased during the year ended February 28, 2017 due to the sale of Texas Monthly on November 1, 2016, partially offset by severance and retention bonuses for employees of the five magazines that were sold in fiscal 2017.
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the year ended February 28, 2017 mostly due to (i) NextRadio funding $3.35 million of its obligation to Sprint with the proceeds of a third party loan and (ii) increased NextRadio headcount during the year across all departments to support increased activity expected in the next fiscal year and beyond.
Corporate expenses excluding depreciation and amortization expense:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$13,023	$11,359	$(1,664)	(12.8)%
Corporate expenses excluding depreciation and amortization expense decreased during the year ended February 28, 2017 mostly due to personnel bonuses, which totaled approximately $1.0 million in fiscal 2016, but there were no such bonuses in fiscal 2017. Also contributing to the decrease in corporate expenses excluding depreciation and amortization expense was the effect of cost reduction actions taken in January 2016, which were partially offset by costs incurred related to the evaluation of a go-private offer received by the Company during fiscal 2017.
Impairment loss on intangible assets:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss on intangible assets:
Radio	$5,440	$6,855	$1,415	26.0%
Emerging Technologies	4,059	2,988	$(1,071)	(26.4)%
Impairment loss on intangible assets	$9,499	$9,843	$344	3.6%
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
In connection with an interim review for impairment during the quarter ended August 31, 2016, the Company recorded an impairment loss of $2.1 million related to goodwill and $0.9 million related to definite-lived intangible assets, all of which related to Digonex. This impairment loss reduced the carrying value of Digonex goodwill and definite-lived intangible assets to zero. In connection with the annual impairment review conducted on December 1, 2016, the Company concluded that its its FCC license for 98.7FM in New York, and the licenses for our Austin, St. Louis and Terre Haute clusters were impaired by $6.9 million.
We could record impairment charges in future periods if we determine the carrying value of our intangible assets exceeds their fair value. Our annual impairment test of our broadcasting licenses and goodwill is performed each year as of December 1. We may be required to retest prior to our next annual evaluation, which could result in additional impairment charges.
Gain on sale of radio and publishing assets, net of disposition costs:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Gain on sale of radio and publishing assets, net of disposition costs:
Radio	$—	$(3,478)	$(3,478)	N/A
Publishing	—	(20,079)	(20,079)	N/A
Emerging Technologies	—	—	$—	N/A
Gain on sale of radio and publishing assets, net of disposition costs	$—	$(23,557)	$(23,557)	N/A
On November 1, 2016, we closed on the sale of Texas Monthly. We recognized a $17.4 million gain on sale of Texas Monthly. On January 30, 2017, we closed on the sale of our Terre Haute, Indiana radio cluster. We recognized a $3.5 million gain on sale of the cluster. On February 28, 2017, we closed on the sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. We recognized a $2.7 million gain on sale of these magazines.
Depreciation and amortization:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$3,345	$3,462	$117	3.5%
Publishing	266	230	(36)	(13.5)%
Corporate & Emerging Technologies	2,186	1,114	(1,072)	(49.0)%
Total depreciation and amortization	$5,797	$4,806	$(991)	(17.1)%
The increase in depreciation and amortization for the year ended February 28, 2017 for our radio division is mostly due to depreciation expense associated with broadcasting equipment and other equipment that was placed into service toward the end of the prior fiscal year.
The decrease in depreciation and amortization for the year ended February 28, 2017 for corporate & emerging technologies is mostly due to reduced amortization expense of Digonex-related definite-lived intangible assets. The Company recorded impairment charges related to these definite-lived intangible assets in connection with its annual review of impairment during fiscal 2016 and with its interim review of impairment as of August 31, 2016, the latter of which reduced the carrying value of these definite-lived intangibles to zero.

Operating income (loss):

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$43,527	$42,819	$(708)	(1.6)%
Publishing	1,835	17,345	15,510	845.2%
Corporate & Emerging Technologies	(25,698)	(28,256)	(2,558)	(10.0)%
Total operating income (loss)	$19,664	$31,908	$12,244	62.3%
Radio operating income decreased for year ended February 28, 2017 principally due to the effect of revenue declines for all of our markets except St. Louis and larger impairment losses recorded during the year. The gain on sale of our Terre Haute, Indiana cluster and lower radio operating expenses partially offset the effect of the revenue declines and larger impairment losses.
Publishing operating income increased due to the gain on sale of the five publications that were sold during the year.
Corporate and Emerging Technologies operating losses increased mostly due to additional investments in TagStation and NextRadio and proceeds from a third party loan to NextRadio that were remitted to Sprint, as previously discussed. These increases were partially offset by lower overall corporate expenses.
Interest expense:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(18,956)	$(18,018)	$938	4.9%
The decrease in interest expense is attributable to lower debt balances as the Company used the proceeds from its various asset sales during fiscal 2017 to reduce debt outstanding.
Loss on debt extinguishment:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$—	$(620)	$(620)	N/A
The Company repaid outstanding term loans under its credit facility with proceeds from asset sales during fiscal 2017. The pro-rata portion of unamortized debt discount that was written-off in connection with these repayments was classified as a loss on debt extinguishment.
Other (expense) income, net:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Other (expense) income, net	$1,057	$(160)	$(1,217)	(115.1)%
Other income in fiscal 2016 mostly relates to various nonrecurring recoveries and noncash gains. Other expense in fiscal 2017 mostly relates to a $0.3 million other-than-temporary impairment of an equity method investment that reduced the carrying value of the investment to zero as of February 28, 2017.

Provision (benefit) for income taxes:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Provision (benefit) for income taxes	$2,069	$(110)	$(2,179)	(105.3)%
The Company has recorded a full valuation allowance against its net deferred tax assets, except for the deferred tax liabilities related to indefinite-lived intangibles. Although the Company continues to record a full valuation allowance, the income tax expense related to deferred tax liabilities for indefinite-lived intangibles must still be recorded. Because this amount is based on tax amortization, the full year amount of associated tax expense is known at the beginning of the year and the Company recognizes the tax expense related to deferred tax liabilities for indefinite-lived intangibles evenly through the year as a discrete item. Separately, the company recorded tax benefits of $1.3 million and $2.4 million related to impairment charges on FCC licenses during the years ended February 29, 2016 and February 28, 2017, respectively.
Consolidated net income (loss):

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income (loss)	$(304)	$13,220	$13,524	N/M
The increase in consolidated net income (loss) is principally due to the $23.6 million gain on sale associated with the sale of our Terre Haute, Indiana radio cluster and five magazines during the year ended February 28, 2017. This gain is partially offset by other items, including lower radio division revenues and higher expenses at our TagStation and NextRadio businesses.
Loss on modification of preferred stock:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Loss on modification of preferred stock	$(162)	$—	$162	(100.0)%
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

YEAR ENDED FEBRUARY 28, 2015 COMPARED TO YEAR ENDED FEBRUARY 29, 2016
Net revenues:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$176,250	$169,228	$(7,022)	(4.0)%
Publishing	61,142	60,992	(150)	(0.2)%
Emerging Technologies	546	1,213	$667	122.2%
Total net revenues	$237,938	$231,433	$(6,505)	(2.7)%

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
Station operating expenses excluding depreciation and amortization expense:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$117,167	$116,862	$(305)	(0.3)%
Publishing	60,083	58,891	(1,192)	(2.0)%
Emerging Technologies	3,759	7,641	$3,882	103.3%
Total station operating expenses, excluding depreciation and amortization expense	$181,009	$183,394	$2,385	1.3%
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
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the year ended February 29, 2016 mostly due to increased headcount and development expenses associated with TagStation and NextRadio as well as expenses of Digonex, which was acquired in the second quarter of fiscal 2015 and only included in our consolidated results for a portion of the prior year.

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
LMA fees:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
LMA fees	$4,208	$—	$(4,208)	(100.0)%
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
We could record impairment charges in future periods if we determine the carrying value of our intangible assets exceeds their fair value. Our annual impairment test of our broadcasting licenses and goodwill is performed each year as of December 1. We may be required to retest prior to our next annual evaluation, which could result in additional impairment charges.

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
Gain on contract settlement:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Gain on contract settlement	$(2,500)	$—	$2,500	(100)%
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
Operating income (loss):

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$(14,204)	$43,527	$57,731	(406.4)%
Publishing	814	1,835	1,021	125.4%
Corporate & Emerging Technologies	(20,673)	(25,698)	(5,025)	24.3%
Total operating income (loss)	$(34,063)	$19,664	$53,727	(157.7)%
Radio operating income increased in the year ended February 29, 2016 principally due to the effect of impairment losses recorded during fiscal 2015 and 2016. Excluding the impairment losses, radio operating income would have decreased $4.7 million mostly due to lower net revenues partially offset by the elimination of LMA fees.
Publishing operating income increased in the year ended February 29, 2016 mostly due to operating expense savings as discussed above.

Corporate and Emerging Technologies operating losses increased mostly due to additional investments in TagStation and NextRadio as previously discussed and the losses of Digonex, which was acquired in June 2014 and only included in our consolidated results for a portion of the prior year.
Interest expense:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(17,101)	$(18,956)	$(1,855)	10.8%
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
Loss on debt extinguishment:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(1,455)	$—	$1,455	(100.0)%
The loss on debt extinguishment for the year ended February 28, 2015 relates to the write-off of unamortized deferred debt issuance costs and original issue discount related to our 2012 Credit Agreement that was retired on June 10, 2014.
Other income (expense), net:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Other income (expense), net	$(6,418)	$1,057	$7,475	116.5%
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
Consolidated net loss:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net loss	$(95,985)	$(304)	$95,681	99.7%

The change in consolidated net loss is principally due to the $34.9 million change in our provision for income taxes and the $58.4 million change in impairment loss, both of which were recorded in the prior year and are discussed above.
Loss on modification of preferred stock:

	For the years ended February 28 (29),
	2015	2016	$ Change	% Change
	(As reported, amounts in thousands)
Loss on modification of preferred stock	$—	$(162)	$162	N/A
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
As a result of the Fourth Amendment, as discussed below, the Term Loan is due not later than April 18, 2019 and, prior to the Second Amendment to the 2014 Credit Agreement discussed below, amortized in an amount equal to 1% per annum of the total principal amount outstanding, payable in quarterly installments commencing April 1, 2015, with the balance payable on the maturity date. As a result of the Fourth Amendment, as discussed below, the revolving credit facility expires not later than August 31, 2018. Prior to the Fourth Amendment, an unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the revolving credit facility. Prior to the First Amendment, Second Amendment, and Fourth Amendment to the 2014 Credit Agreement discussed below, the Term Loan and amounts borrowed under the revolving credit facility bore interest, at the Borrower’s option, at either (i) the Alternate Base Rate (as defined in the 2014 Credit Agreement) (but not less than 2.00%) plus 3.75% or (ii) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) (but not less than 1.00%) plus 4.75%.
Approximately $1.0 million of transaction fees related to the 2014 Credit Agreement were originally capitalized and included in other assets, net. The Company adopted the provisions of Accounting Standards Update 2015-03 during the year ended February 29, 2016. As such, the unamortized balance of existing deferred debt fees was reclassified and is now shown as a direct reduction of the carrying amount of long-term debt. These fees, along with an original issue discount of $9.7 million ($6.1 million incurred in connection with the original issuance of the 2014 Credit Agreement debt on June 10, 2014, $1.0 million incurred in connection with the November 7, 2014 amendment to the 2014 Credit Agreement, $1.1 million incurred in connection with the April 30, 2015 amendment to the 2014 Credit Agreement, and $1.5 million incurred in connection with the April 18, 2017 amendment to the 2014 Credit Agreement) are being amortized as additional interest expense over the life of the 2014 Credit Agreement.
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
On April 18, 2017, Emmis entered into a Fourth Amendment to our 2014 Credit Agreement. The Fourth Amendment (i) eliminated the maximum Total Leverage Ratio covenant through May 31, 2018 and replaced it with a minimum Consolidated EBITDA covenant of $20.0 million, after which it reverts to a Total Leverage Ratio of 4.00:1.00 for the quarters ended August 31, 2018 and thereafter, (ii) reduced the Interest Coverage Ratio from 2.00:1.00 to 1.60:1.00, (iii) required Emmis to enter into definitive agreements by January 18, 2018 to sell assets that generate at least $80 million of sale proceeds and close such transactions no later than July 18, 2018, (iv) increased the Applicable Margin throughout the remainder of the term of the Credit Agreement to 6.00% for ABR Loans (as defined in the Credit Agreement) and 7.00% for Eurodollar Loans (as defined in the 2014 Credit Agreement) and increased the unused commitment fee on the revolving credit facility to 75 basis points, and (v) accelerated the maturity of the Term Loans to April 18, 2019 and the Revolving Loans to August 31, 2018. In addition to tightening or eliminating baskets and other credit enhancements for lenders, the Fourth Amendment contains ratcheting fees and premiums if the existing credit facility is not refinanced by July 18, 2018. The Fourth Amendment also required Emmis to pay a fee of 1.0% of the Term Loan and Revolving Commitment of each Lender that consented to the Fourth Amendment. This fee totaled $1.5 million and was recorded as additional original issue discount and is being amortized as interest expense over the remaining life of the 2014 Credit Agreement.
On May 8, 2017, Emmis entered into a definitive agreement to sell KPWR-FM in Los Angeles to KWHY-22 Broadcasting, LLC for $82.8 million. As discussed above, under the terms of the Fourth Amendment to the 2014 Credit Facility, Emmis was required to enter into definitive agreements to sell assets that generated at least $80 million of proceeds by January 18, 2018. Entering into this definitive agreement satisfies that requirement. Emmis found it more advantageous to sell its standalone radio station in Los Angeles than to sell other assets to meet this requirement. This transaction is subject to, among other things, expiration or early termination of the waiting period under the Hart-Scott-Rodino Act, FCC approval and other customary closing conditions and is expected to close in the back half of 2017.
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
At February 28, 2017, we had cash and cash equivalents of $11.3 million and net working capital of $(8.1) million. At February 29, 2016, we had cash and cash equivalents of $4.5 million and net working capital of $0.4 million. The decrease in net working capital is largely due to a $6.0 million increase of current maturities of long-term debt, which includes $5.5 million of Digonex non-recourse debt that is classified as current as of February 28, 2017. We are currently in discussion with the holders of Digonex's non-recourse debt to extend the maturity date of the debt past its current maturity date of December 31, 2017.
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2018 with cash and cash equivalents on hand and projected cash flows from operations. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2018.
Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
Operating Activities
Cash flows provided by operating activities were $25.1 million and $19.1 million for the years ended February 28 (29), 2016 and 2017, respectively. The decrease in cash flows provided by operating activities was mainly attributable to lower operating income (excluding the effect of gains on the sale of businesses) of our radio and publishing businesses.
Cash flows provided by operating activities were $18.5 million and $25.1 million for the years ended February 28 (29), 2015 and 2016, respectively. The increase in cash flows provided by operating activities was mainly attributable to additional operating cash flows provided by the acquisition of WBLS-FM and WLIB-AM midway through fiscal 2015.
Investing Activities
Cash flows provided by investing activities of $28.5 million for the year ended February 28, 2017 primarily consisted of $31.3 million of proceeds from the sale of our Terre Haute, Indiana radio cluster and five of our magazines, partially offset by $2.9 million of capital expenditures.
Cash used in investing activities of $3.3 million for the year ended February 29, 2016 primarily consisted of $3.4 million of capital expenditures partially offset by $0.1 million of cash distributed from investments.
Cash used in investing activities of $140.2 million for the year ended February 28, 2015 primarily consisted of $136.0 million of cash used in our acquisitions of WBLS-FM and WLIB-AM in New York and Digonex Technologies, Inc. In addition, we used $3.5 million of cash for capital expenditures and made $0.5 million of additional investments, net of distributions from investments.
Financing Activities
Cash used in financing activities for the year ended February 28, 2017 primarily relates to net payments on our long-term debt of $34.6 million, distributions to noncontrolling interests of $5.6 million, and the settlement of tax withholding obligations of $0.5 million.

Cash used in financing activities for the year ended February 29, 2016 primarily relates to net payments on our long-term debt of $13.2 million, distributions to noncontrolling interests of $5.8 million, debt-related costs of $1.1 million and the settlement of tax withholding obligations of $1.0 million.
Cash flows provided by financing activities for the year ended February 28, 2015 primarily relates to net borrowings related to our senior credit agreement of $134.5 million. Partially offsetting our net borrowings were payments of debt-related costs of $7.8 million, distributions to noncontrolling interests of $5.4 million and the settlement of tax withholding obligations of $1.5 million.
As of February 28, 2017, Emmis had $152.2 million of borrowings under the 2014 Credit Agreement ($12.1 million current and $140.1 million long-term) and $68.8 million of non-recourse debt ($11.5 million current and $57.3 million long-term). Borrowings under the 2014 Credit Agreement bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. The non-recourse debt bears interest ranging from 4.0% to 5.0% per annum. As of February 28, 2017, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 7.0%.
The debt service requirements of Emmis over the next twelve-month period are expected to be $23.9 million related to our 2014 Credit Agreement, as amended, ($12.1 million of principal repayments and $11.8 million of interest payments) and $8.3 million related to our 98.7FM non-recourse debt ($6.0 million of principal repayments and $2.3 million of interest payments). Digonex non-recourse debt ($6.2 million face amount, $5.5 million carrying amount as of February 28, 2017) is due in December 2017. The Company is currently working with with holders of the debt to extend the maturity date of the debt. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2014 Credit Agreement debt bears interest at variable rates. The Company estimated interest payments for the 2014 Credit Agreement above by using the amounts outstanding as of February 28, 2017 and estimated interest rates subsequent to the closing of the Fourth Amendment to the Credit Agreement on April 18, 2017 .
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
As of May 5, 2017, we had $12.0 million available for additional borrowing under our credit facility. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of February 28, 2017. As part of our business strategy, we continually evaluate potential acquisitions of radio stations, publishing properties and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s credit facility substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 7 to our consolidated financial statements for a discussion of various acquisitions and dispositions that occurred during the three years ended February 2017.
INTANGIBLES
As of February 28, 2017, approximately 70% of our total assets consisted of FCC licenses and goodwill, the value of which depends significantly upon the operational results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our FCC licenses have been renewed (or a waiver has been granted pending renewal) at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future.
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
INFLATION
The impact of inflation on operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results, particularly since our senior bank debt is comprised entirely of variable-rate debt.

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

We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation and Subsidiaries as of February 28 (29), 2016 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in deficit, and cash flows for each of the three years in the period ended February 28, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emmis Communications Corporation and Subsidiaries at February 28 (29), 2016 and 2017, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 28, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Indianapolis, Indiana
May 11, 2017

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28 (29),
	2015	2016	2017
NET REVENUES	$237,938	$231,433	$214,568
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $3,984, $4,713, and $3,998 respectively	181,009	183,394	180,085
Corporate expenses excluding depreciation and amortization expense of $1,942, $1,084, and $808 respectively	14,922	13,023	11,359
LMA fees	4,208	—	—
Hungary license litigation expense	521	—	—
Impairment loss on intangible assets	67,915	9,499	9,843
Depreciation and amortization	5,926	5,797	4,806
Gain on contract settlement	(2,500)	—	—
Gain on sale of radio and publishing assets, net of disposition costs	—	—	(23,557)
Loss on sale of assets	—	56	124
Total operating expenses	272,001	211,769	182,660
OPERATING (LOSS) INCOME	(34,063)	19,664	31,908
OTHER EXPENSE:
Interest expense	(17,101)	(18,956)	(18,018)
Loss on debt extinguishment	(1,455)	—	(620)
Other (expense) income, net	(6,418)	1,057	(160)
Total other expense	(24,974)	(17,899)	(18,798)
(LOSS) INCOME BEFORE INCOME TAXES	(59,037)	1,765	13,110
PROVISION (BENEFIT) FOR INCOME TAXES	36,948	2,069	(110)
CONSOLIDATED NET (LOSS) INCOME	(95,985)	(304)	13,220
NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,274	(2,418)	101
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(99,259)	2,114	13,119
LOSS ON MODIFICATION OF PREFERRED STOCK	—	(162)	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(99,259)	$1,952	$13,119

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28 (29),
	2015	2016	2017
Amounts attributable to common shareholders for basic earnings per share	$(99,259)	$1,952	$13,119
Amounts attributable to common shareholders for diluted earnings per share	$(99,259)	$1,952	$13,119

Basic net (loss) income per share attributable to common shareholders:	$(9.33)	$0.18	$1.09
Diluted net (loss) income per share attributable to common shareholders:	$(9.33)	$0.17	$1.07

Basic weighted average common shares outstanding	10,634	11,034	12,040
Diluted weighted average common shares outstanding	10,634	11,316	12,229
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the year ended February 28 (29),
	2015	2016	2017
CONSOLIDATED NET (LOSS) INCOME	$(95,985)	$(304)	$13,220
OTHER COMPREHENSIVE INCOME:
Change in value of derivative instrument	99	—	—
COMPREHENSIVE (LOSS) INCOME	(95,886)	(304)	13,220
LESS: COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,274	(2,418)	101
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(99,160)	$2,114	$13,119
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2016	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,456	$11,349
Restricted cash	1,464	2,323
Accounts receivable, net of allowance for doubtful accounts of $934 and $903, respectively	34,906	26,484
Prepaid expenses	7,413	4,798
Other	3,452	1,503
Total current assets	51,691	46,457
PROPERTY AND EQUIPMENT:
Land and buildings	27,689	27,242
Leasehold improvements	13,934	13,142
Broadcasting equipment	43,926	43,566
Office equipment and automobiles	31,248	27,810
Construction in progress	544	1,474
	117,341	113,234
Less-accumulated depreciation and amortization	83,498	82,389
Total property and equipment, net	33,843	30,845
INTANGIBLE ASSETS:
Indefinite lived intangibles	205,129	197,666
Goodwill	14,697	4,603
Other intangibles	6,224	3,165
	226,050	205,434
Less-accumulated amortization	2,925	1,642
Total intangible assets, net	223,125	203,792
OTHER ASSETS:
Investments	1,137	800
Deposits and other	6,810	7,444
Total other assets	7,947	8,244
Total assets	$316,606	$289,338
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28 (29),
	2016	2017
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,127	$13,398
Current maturities of long-term debt	17,573	23,600
Accrued salaries and commissions	8,375	6,238
Deferred revenue	11,435	4,560
Other	5,775	6,807
Total current liabilities	51,285	54,603
LONG-TERM DEBT, NET OF CURRENT PORTION	228,027	190,372
OTHER NONCURRENT LIABILITIES	7,728	4,842
DEFERRED INCOME TAXES	43,715	43,537
Total liabilities	330,755	293,354
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ DEFICIT:	`
Class A common stock, $0.01 par value; authorized 42,500,000 shares; issued and outstanding 10,402,400 shares and 11,278,065 shares at February 29, 2016 and February 28, 2017, respectively	104	113
Class B common stock, $0.01 par value; authorized 7,500,000 shares; issued and outstanding 1,142,366 shares at February 28 (29), 2016 and 2017	11	11
Class C common stock, $0.01 par value; authorized 7,500,000 shares; none issued	—	—
Series A convertible preferred stock, $.01 par value; $50.00 liquidation preference per share, aggregate liquidation preference and redemption amount of $43,316 at February 29, 2016; authorized 2,875,000 shares; issued and outstanding 866,319 at February 29, 2016	9	—
Additional paid-in capital	589,830	592,320
Accumulated deficit	(642,500)	(629,381)
Total shareholders’ deficit	(52,546)	(36,937)
NONCONTROLLING INTERESTS	38,397	32,921
Total deficit	(14,149)	(4,016)
Total liabilities and deficit	$316,606	$289,338
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2017
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, FEBRUARY 28, 2014	9,316,781	$93	1,142,366	$11	928,991	$9
Net (loss) income	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	198,096	2	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	96,978	1	—	—	—	—
Distribution of 2012 Retention Plan Trust, net of taxes	151,825	2	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—
Change in value of derivative instrument	—	—	—	—	—	—
BALANCE, FEBRUARY 28, 2015	9,763,680	$98	1,142,366	$11	928,991	$9
Net (loss) income	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	47,500	—	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	552,990	6	—	—	—	—
Conversion of Preferred Stock to Class A Common Stock	38,230	—		—	(62,672)	—
Distributions to noncontrolling interests	—	—	—	—	—	—
BALANCE, FEBRUARY 29, 2016	10,402,400	$104	1,142,366	$11	866,319	$9
Net income	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	57,738	1	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	213,197	2	—	—	—	—
Conversion of Preferred Stock to Class A Common Stock	606,423	6		—	(866,319)	(9)
Purchase of Class A Common Stock	(1,693)	—
Distributions to noncontrolling interests	—	—	—	—	—	—
BALANCE, FEBRUARY 28, 2017	11,278,065	$113	1,142,366	$11	—	$—
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) – (CONTINUED)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2017
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity (Deficit)
BALANCE, FEBRUARY 28, 2014	581,091	(545,355)	(99)	47,618	83,368
Net (loss) income	—	(99,259)	—	3,274	(95,985)
Exercise of stock options and related income tax benefits	417	—	—	—	419
Issuance of Common Stock to employees and officers and related income tax benefits	2,122	—	—	—	2,123
Distribution of 2012 Retention Plan Trust, net of taxes	2,056	—	—	—	2,058
Distributions to noncontrolling interests	—	—	—	(5,428)	(5,428)
Acquisition of noncontrolling interests	—	—	—	1,197	1,197
Change in value of derivative instrument	—	—	99	—	99
BALANCE, FEBRUARY 28, 2015	585,686	(644,614)	—	46,661	(12,149)
Net (loss) income	—	2,114	—	(2,418)	(304)
Exercise of stock options and related income tax benefits	135	—	—	—	135
Issuance of Common Stock to employees and officers and related income tax benefits	4,008	—	—	—	4,014
Conversion of Preferred Stock to Class A Common Stock	1	—	—	—	1
Distributions to noncontrolling interests	—	—	—	(5,846)	(5,846)
BALANCE, FEBRUARY 29, 2016	589,830	(642,500)	—	38,397	(14,149)
Net income	—	13,119	—	101	13,220
Exercise of stock options and related income tax benefits	114	—	—	—	115
Issuance of Common Stock to employees and officers and related income tax benefits	2,372	—	—	—	2,374
Conversion of Preferred Stock to Class A Common Stock	9	—	—	—	6
Purchase of Class A Common Stock	(5)	—	—	—	(5)
Distributions to noncontrolling interests	—	—	—	(5,577)	(5,577)
BALANCE, FEBRUARY 28, 2017	592,320	(629,381)	—	32,921	(4,016)
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2015	2016	2017
OPERATING ACTIVITIES:
Consolidated net (loss) income	(95,985)	(304)	13,220
Adjustments to reconcile net (loss) income to net cash provided by operating activities—
Gain on sale of radio and publishing assets, net of disposition costs	—	—	(23,557)
Impairment losses on intangible assets	67,915	9,499	9,843
Loss on debt extinguishment	1,455	—	620
Noncash accretion of debt instruments to interest expense	3,472	743	743
Amortization of deferred financing costs, including original issue discount	1,227	1,667	1,661
Depreciation and amortization	5,926	5,797	4,806
Provision for bad debts	627	626	377
Provision (benefit) for deferred income taxes	36,719	2,100	(178)
Noncash compensation	2,813	4,904	2,920
Loss on investments including other-than-temporary impairment	6,682	—	254
Loss on sale of assets	—	56	124
Changes in assets and liabilities—
Restricted cash	(501)	1,276	(209)
Accounts receivable	(6,954)	1,796	3,460
Prepaid expenses and other current assets	(1,527)	1,289	1,639
Other assets	(682)	(1,583)	(644)
Accounts payable and accrued liabilities	(373)	(1,236)	5,131
Deferred revenue	62	(133)	(294)
Income taxes	(30)	(117)	(76)
Other liabilities	(2,390)	(1,266)	(788)
Net cash provided by operating activities	18,456	25,114	19,052
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,514)	(3,388)	(2,850)
Cash paid for acquisitions	(136,006)	—	—
Proceeds from the sale of assets	3	—	31,330
(Cash paid for) received from investments, net	(516)	107	54
Other	(185)	—	(35)
Net cash (used in) provided by investing activities	(140,218)	(3,281)	28,499
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2015	2016	2017
FINANCING ACTIVITIES:
Payments on long-term debt	(79,541)	(24,228)	(55,970)
Proceeds from long-term debt	214,000	11,000	21,350
Settlement of tax withholding obligations	(1,466)	(971)	(539)
Dividends and distributions paid to noncontrolling interests	(5,428)	(5,846)	(5,577)
Proceeds from exercise of stock options and employee stock purchases	411	133	115
Payments for debt related costs	(7,849)	(1,134)	(32)
Other	—	—	(5)
Net cash provided by (used in) financing activities	120,127	(21,046)	(40,658)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,635)	787	6,893
CASH AND CASH EQUIVALENTS:
Beginning of period	5,304	3,669	4,456
End of period	$3,669	$4,456	$11,349
SUPPLEMENTAL DISCLOSURES:
Cash paid for —
Interest	$9,781	$16,742	$15,618
Income taxes	243	216	112
Noncash financing transactions—
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	5,637	4,963	2,920
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
Organization
We are a diversified media company, principally focused on radio broadcasting. Emmis owns 16 FM and 3 AM radio stations in New York, Los Angeles, St. Louis, Austin (Emmis has a 50.1% controlling interest in Emmis’ radio stations located there) and Indianapolis. One of the FM radio stations that Emmis currently owns in New York is operated pursuant to a Local Marketing Agreement ("LMA") whereby a third party provides the programming for the station and sells all advertising within that programming. In addition, Emmis has entered into an agreement to sell its FM radio station in Los Angeles and that transaction is expected to close in the back half of 2017. Emmis also developed and licenses TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, developed NextRadio®, a smartphone application that marries over-the-air FM radio broadcasts with visual and interactive features on smartphones, and has introduced the Dial ReportTM to give radio advertising buyers and sellers big data analytics derived from a nationwide radio station network, smartphone usage, location-based data, demographic profiling and listening data.
In addition to our radio properties, we also publish Indianapolis Monthly and operate Digonex, a dynamic pricing business.
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
Allowance for Doubtful Accounts
An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for doubtful accounts for the three years ended February 28, 2017 was as follows:

	Balance At Beginning Of Year	Provision	Write-Offs	Balance At End Of Year
Year ended February 28, 2015	$574	$627	$(536)	$665
Year ended February 29, 2016	665	626	(357)	934
Year ended February 28, 2017	934	377	(408)	903

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
LMA fees recorded as net revenues in the accompanying consolidated statements of operations were as follows for the years ended February 2015, 2016 and 2017:

	For the years ended February 28 (29),
	2015	2016	2017
98.7FM, New York	$10,331	$10,331	$10,331
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
Restricted Cash
Restricted cash relates to cash on deposit in trust accounts related to our 98.7FM LMA in New York City that services long-term debt, cash collected by our wholly-owned subsidiary, NextRadio LLC, from other radio broadcasters for payments to Sprint, and cash held in escrow as part of our sale of four magazines in February 2017. Usage of cash collected by NextRadio

LLC is restricted for specific purposes by funding agreements. The table below summarizes restricted cash held by the Company as of February 28 (29), 2016 and 2017:

	For the years ending February 28 (29),
	2016	2017
98.7FM LMA restricted cash (see Note 8)	$1,464	$1,550
NextRadio LLC restricted cash (see Note 8)	—	123
Cash held in escrow from magazine sale restricted cash (see Note 7)	—	650
Total investments	$1,464	$2,323
Property and Equipment
Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, five to seven years for broadcasting equipment, five years for automobiles, and three to five years for office equipment. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See below for more discussion of impairment policies related to our property and equipment. Depreciation expense for the years ended February 2015, 2016 and 2017 was $5.0 million, $4.3 million and $4.1 million, respectively.
Intangible Assets and Goodwill
Indefinite-lived Intangibles and Goodwill
In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on December 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 9, Intangible Assets and Goodwill, for more discussion of our interim and annual impairment tests performed during the three years ended February 28, 2017.
Definite-lived Intangibles
The Company’s definite-lived intangible assets primarily consist of trademarks, customer lists and radio programming contracts which are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.
Advertising and Subscription Acquisition Costs
Advertising and subscription acquisition costs are expensed when incurred. Advertising expense for the years ended February 2015, 2016 and 2017 was $3.2 million, $4.1 million and $5.7 million, respectively.
Investments
For those investments in common stock or in-substance common stock in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, the investment is accounted for under the equity method. For other investments held at February 28, 2017, the Company applies the accounting guidance for certain investments in debt and equity securities. Emmis’ equity method investment reports on a fiscal year ending December 31, which Emmis incorporates into its fiscal year ended February 28 (29).
Emmis has two investments, the carrying values of which are summarized in the following table and discussed below:

	For the years ending February 28 (29),
	2016	2017
Available-for-sale investment	$800	$800
Equity method investment	337	—
Total investments	$1,137	$800
Equity method investment
Emmis has a minority interest in a partnership that owns and operates various entertainment websites. During the year ended February 28, 2017, Emmis recorded a noncash impairment charge of $0.3 million in other income (expense), net in the accompanying consolidated statements of operations as it deemed the investment was impaired and the impairment was other-than-temporary. This impairment charge reduced the carrying value of this investment to zero as of February 28, 2017.
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
Deferred Revenue and Barter Transactions
Deferred revenue includes deferred barter, other transactions in which payments are received prior to the performance of services (i.e. cash-in-advance advertising and prepaid LMA payments), and deferred magazine subscription revenue. Barter transactions are recorded at the estimated fair value of the product or service received. Revenue from barter transactions is recognized when commercials are broadcast or a publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Magazine subscription revenue is recognized when the publication is shipped. Barter revenues for the years ended February 2015, 2016 and 2017 were $8.5 million, $8.5 million and $7.8 million, respectively, and barter expenses were $8.7 million, $8.5 million, and $7.9 million, respectively.
Earnings Per Share
ASC Topic 260 requires dual presentation of basic and diluted income (loss) per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 2015, 2016 and 2017 consisted of stock options, restricted stock awards and preferred stock.
The following table sets forth the calculation of basic and diluted net income (loss) per share from continuing operations:

	For the year ended
	February 28, 2015			February 29, 2016			February 28, 2017
	Net Loss	Shares	Net Loss Per Share	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income (loss) per common share:
Net income (loss) available to common shareholders from continuing operations	$(99,259)	10,634	$(9.33)	$1,952	11,034	$0.18	$13,119	12,040	$1.09
Impact of equity awards	—	—		—	282		—	189
Diluted net income (loss) per common share:
Net income (loss) available to common shareholders from continuing operations	$(99,259)	10,634	$(9.33)	$1,952	11,316	$0.17	$13,119	12,229	$1.07
Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the year ended February 28 (29),
	2015	2016	2017
	(shares in 000’s )
Preferred stock	567	607	—
Stock options and restricted stock awards	1,081	1,279	1,341
Antidilutive common share equivalents	1,648	1,886	1,341
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
Noncontrolling interests represents the noncontrolling interest holders' proportionate share of the equity of the Austin radio partnership and Digonex. Noncontrolling interests are adjusted for the noncontrolling interest holders' proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. Below is a summary of the noncontrolling interest activity for the years ended February 2016 and 2017:

	Austin radio partnership	Digonex	Total noncontrolling interests
Balance, February 28, 2015	$47,883	$(1,222)	$46,661
Net income (loss)	5,519	(7,937)	(2,418)
Payments of dividends and distributions to noncontrolling interests	(5,846)	—	(5,846)
Balance, February 29, 2016	47,556	(9,159)	38,397
Net income (loss)	4,851	(4,750)	101
Payments of dividends and distributions to noncontrolling interests	(5,577)	—	(5,577)
Balance, February 28, 2017	$46,830	$(13,909)	$32,921
Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.
National Representation Agreement
On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. (“Interep”) and entered into a new agreement with Katz Communications, Inc. (“Katz”) extending through March 2018. Emmis’ existing contract with Interep at the time extended through September 2011. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep agreed to release Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz. Emmis measured and recognized the charge associated with terminating the Interep contract as of the effective termination date, which was recorded as a noncash contract termination fee in the year ended February 2008. The liability established as a result of the termination represents an incentive received from Katz that is being recognized as a reduction of our national agency commission expense over the term of the agreement with Katz. At February 28, 2017, the entire balance of this liability is included in other current liabilities in the accompanying consolidated balance sheets.
Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2018 with cash and cash equivalents on hand, projected cash flows from operations, and, to the extent necessary, through its borrowing capacity under the 2014 Credit Agreement, which was $20.0 million at February 28, 2017. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2018.
Recent Accounting Standards Updates
Adoption of New Accounting Standards Updates
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting (ASU 2016-09) to simplify the accounting for share-based payment transactions, including the income tax consequences, and standardize certain classifications on the statement of cash flows. As permitted by ASU 2016-09, the Company chose to early adopt the provisions of this update as of March 1, 2016. The adoption of this guidance did not have any effect on the Company's consolidated financial statements.
In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in the provisional amount as if the accounting had been completed at the acquisition date. This guidance was effective for the Company as of March 1, 2016. The adoption of this guidance did not have any effect on the Company's consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-05, Intangibles - Goodwill and Other: Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update provides guidance as to when a company using a cloud computing service that includes a software license should capitalize and depreciate the software license. This guidance was effective for the Company as of March 1, 2016. The adoption of this guidance did not have any effect on the Company's consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 was effective for the fiscal year ending February 28, 2017, and for annual periods and interim periods thereafter. The adoption of this guidance did not have any effect on the Company's consolidated financial statements.
Recent Accounting Standards Updates Not Yet Adopted
In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU was issued to simplify goodwill impairment by removing the second step of the goodwill impairment test. This standard is required to be adopted by the Company as of March 1, 2020, but as permitted by the FASB, the Company plans to early adopt this guidance as of March 1, 2017. The adoption of this guidance will affect future goodwill impairments which will also be influenced by a number of other factors used by the Company when assessing the valuation of goodwill.
In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for the Company as of March 1, 2018. The Company does not expect adoption of this guidance will have a material impact on the Company's consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective for the Company as of March 1, 2018, and requires a retrospective transition method. The Company does not expect adoption of this guidance will have a material impact on the Company's consolidated financial statements.
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
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. The FASB deferred implementation of this guidance by one year with the issuance of Accounting Standards Update 2015-14. As such, this guidance will be effective for the Company as of March 1, 2018. The Company expects to use the modified retrospective method of adoption. The Company has completed its initial evaluation of potential changes from adopting the new standard on its financial reporting and disclosures, which included a detailed review of contractual terms for all of its significant revenue streams. The Company will continue to progress on its implementation plan during the remainder of fiscal 2018. Based on its initial evaluation, the Company does not expect adoption of this guidance will have a material impact on the Company's consolidated financial statements, but disclosures related to revenue recognition will likely be expanded.

2. COMMON STOCK
Emmis has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan. All shares of Class B common stock automatically convert to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 28 (29), 2016 and 2017, no shares of Class C common stock were issued or outstanding.

On July 8, 2016, the Company effected a one-for-four reverse stock split. As a result of the reverse stock split, every four shares of each class of the Company's outstanding common stock were combined into one share of the same class of common stock and the authorized shares of each class of the Company's common stock were reduced by the same ratio. In lieu of issuing fractional shares, the Company paid in cash the fair value of such fractions of a share as of July 7, 2016 . Such fair value was $0.695 for each pre-split share of our outstanding common stock, which was the average closing sales price of the Class A common stock as reported by the Nasdaq Global Select Market for the thirty trading days preceding such date. The number and strike price of the Company's outstanding stock options were adjusted proportionally. The par value of the Company's common stock was not adjusted as a result of the reverse stock split.

3. REDEEMABLE PREFERRED STOCK
The Company's redeemable Preferred Stock was delisted from the Nasdaq Global Select Market on March 28, 2016. Pursuant to the Company's Articles of Incorporation, all shares of Preferred Stock were converted into shares of Class A common stock on April 4, 2016. Subsequent to the mandatory conversion on April 4, 2016, no shares of the Company's redeemable Preferred Stock remain outstanding. On various dates during the year ended February 28, 2017, including the mandatory conversion date of April 4, 2016, 866,319 shares of Preferred Stock were originally converted into 2,452,692 shares of Class A common stock (606,423 shares of Class A common stock after the one-for-four reverse stock split).
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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended February 2015, 2016 and 2017:

	For the Years Ended February 28 (29),
	2015	2016	2017
Risk-Free Interest Rate:	1.2% - 1.5%	1.2% - 1.4%	0.9% - 1.8%
Expected Dividend Yield:	0%	0%	0%
Expected Life (Years):	4.3	4.3	4.3 - 4.4
Expected Volatility:	69.0% - 73.9%	57.2% - 64.6%	52.9% - 60.0%

The following table presents a summary of the Company’s stock options outstanding at February 28, 2017, and stock option activity during the year ended February 28, 2017 (“Price” reflects the weighted average exercise price per share):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	1,948,384	$6.36
Granted	704,678	2.68
Exercised (1)	57,738	1.98
Forfeited	12,499	7.12
Expired	23,182	36.62
Outstanding, end of period	2,559,643	5.17	7.0	$346
Exercisable, end of period	1,469,268	5.63	5.4	$254

(1)
The Company did not record an income tax benefit related to option exercises in the years ended February 2015, 2016 and 2017. Cash received from option exercises during the years ended February 2015, 2016 and 2017 was $0.4 million, $0.1 million and $0.1 million, respectively.

The weighted average grant date fair value of options granted during the years ended February 2015, 2016 and 2017, was $6.53, $2.98 and $1.20, respectively.
A summary of the Company’s nonvested options at February 28, 2017, and changes during the year ended February 28, 2017, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	830,803	$3.71
Granted	704,678	1.20
Vested	432,607	3.28
Forfeited	12,499	3.62
Nonvested, end of period	1,090,375	2.26
There were 0.9 million shares available for future grants under the Company’s various equity plans at February 28, 2017 (0.6 million shares under the 2016 Equity Compensation Plan and 0.3 million shares under other plans). The vesting dates of outstanding options at February 28, 2017 range from March 2017 to July 2019, and expiration dates range from March 2017 to February 2027.

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
The following table presents a summary of the Company’s restricted stock grants outstanding at February 28, 2017, and restricted stock activity during the year ended February 28, 2017 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	212,995	$7.12
Granted	389,084	3.11
Vested (restriction lapsed)	405,373	4.48
Forfeited	—	—
Grants outstanding, end of period	196,706	4.64

The total grant date fair value of shares vested during the years ended February 2015, 2016 and 2017, was $4.1 million, $3.4 million and $1.8 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the years ended February 2015, 2016 and 2017:

	Year Ended February 28 (29),
	2015	2016	2017
Station operating expenses	$720	$1,760	$1,012
Corporate expenses	2,093	3,144	1,908
Stock-based compensation expense included in operating expenses	2,813	4,904	2,920
Tax benefit	—	—	—
Recognized stock-based compensation expense, net of tax	$2,813	$4,904	$2,920

As of February 28, 2017, there was $1.7 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.2 years.

5. LONG-TERM DEBT
Long-term debt was comprised of the following at February 28 (29), 2016 and 2017:

	As of February 29, 2016	As of February 28, 2017
Revolver	3,000	—
Term Loan	181,762	152,245
Total 2014 Credit Agreement debt	184,762	152,245

Other nonrecourse debt (1)	4,714	8,807
98.7FM nonrecourse debt	65,411	59,958
Current maturities	(17,573)	(23,600)
Unamortized original issue discount	(9,287)	(7,038)
Total long-term debt	$228,027	$190,372
(1) The face value of other nonrecourse debt was $6.2 million and $9.5 million at February 29, 2016 and February 28, 2017, respectively.
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
As a result of the Fourth Amendment to the 2014 Credit Agreement (See Note 16), the Term Loan is due not later than April 18, 2019 and, prior to the Second Amendment to the 2014 Credit Agreement discussed below, amortized in an amount equal to 1% per annum of the total principal amount outstanding, payable in quarterly installments commencing April 1, 2015, with the balance payable on the maturity date. As a result of the Fourth Amendment to the 2014 Credit Agreement, the revolving credit facility expires not later than August 31, 2018. Prior to the Fourth Amendment to the 2014 Credit Agreement, an unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the revolving credit facility. Prior to the First Amendment and Second Amendment to the 2014 Credit Agreement discussed below, as well as the Fourth Amendment to the 2014 Credit Agreement, the Term Loan and amounts borrowed under the revolving credit facility bore interest, at the Borrower’s option, at either (i) the Alternate Base Rate (as defined in the 2014 Credit Agreement) (but not less than 2.00%) plus 3.75% or (ii) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) (but not less than 1.00%) plus 4.75%.
Approximately $1.0 million of transaction fees related to the 2014 Credit Agreement were originally capitalized and included in other assets, net. The Company adopted the provisions of Accounting Standards Update 2015-03 during the year ended February 29, 2016. As such, the unamortized balance of existing deferred debt fees was reclassified and is now shown as a direct reduction of the carrying amount of long-term debt. These fees, along with an original issue discount of $8.2 million as of February 28, 2017, ($6.1 million incurred in connection with the original issuance of the 2014 Credit Agreement debt on June 10, 2014, $1.0 million incurred in connection with the November 7, 2014 amendment to the 2014 Credit Agreement and $1.1 million incurred in connection with the April 30, 2015 amendment to the 2014 Credit Agreement) are being amortized as additional interest expense over the life of the 2014 Credit Agreement.
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
On April 18, 2017, Emmis entered into the Fourth Amendment to the 2014 Credit Agreement. See Note 16, Subsequent Events, for more discussion of the Fourth Amendment.
In connection with the closing of the sale of Texas Monthly on November 1, 2016, Emmis repaid $15.0 million of Term Loans and $8.5 million of Revolver borrowings (see Note 7 for more discussion of the sale of Texas Monthly). Under the terms of the 2014 Credit Agreement, Emmis was required to use all Net Available Proceeds (as defined in the 2014 Credit Agreement) from the sale of Texas Monthly to repay Term Loans unless it exercised its right under the 2014 Credit Agreement to reinvest a portion of the Net Available Proceeds in new long-term assets of the Company. On November 1, 2016, Emmis exercised this reinvestment right for up to $10.0 million of Net Available Proceeds. This election allows the Company to reduce the amount of Net Available Proceeds by amounts used to purchase assets within 365 days of the election, or 545 days of the election so long as the asset purchase is under contract within 365 days. Routine capital expenditures qualify as a reinvestment under the terms of the 2014 Credit Agreement. Future changes in these estimates will impact the calculation of Net Available Proceeds. The calculation of Net Available Proceeds was also reduced by working capital and other closing adjustments and $1.4 million of transaction costs, including severance obligations. The current calculation of Net Available Proceeds, reinvestments and Term Loan repayments related to the sale of Texas Monthly is as follows:

Term Loan Mandatory Repayment Texas Monthly Sale
Gross proceeds from the sale of Texas Monthly	$25,000
Working capital and other closing adjustments	(747)
Transaction costs, including severance	(1,378)
Subtotal	22,875
Less: Reinvestments (estimated)	(3,475)
Less: Term Loan repayment on November 1, 2016	(15,000)
Remaining Net Available Proceeds, subject to finalization of reinvestments	$4,400
The current estimate of $4.4 million of remaining net available proceeds is included as a current maturity of long-term debt in the accompanying consolidated balance sheets as of February 28, 2017. The amount is not yet final as reinvestments are estimated and could change prior to the conclusion of the reinvestment period as described above.
In connection with the closing of our sale of our Terre Haute, Indiana cluster, the Company repaid approximately $4.7 million of Term Loans in January 2017. In connection with the sale Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine, the Company repaid approximately $1.9 million of Term Loans in March 2017, subsequent to our fiscal 2017 year-end.
Borrowing under the 2014 Credit Agreement depends upon our continued compliance with certain operating covenants and financial ratios, including leverage and interest coverage as specifically defined. The operating covenants and other restrictions with which we must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying certain dividends, redeeming or repurchasing capital stock of Emmis, acquisitions and asset sales. No default or event of default has occurred or is continuing. The 2014 Credit Agreement provides that an event of default will occur if there is a “change in control” of Emmis, as defined. The payment of principal, premium and interest under the 2014 Credit Agreement is fully and unconditionally guaranteed, jointly and severally, by ECC and most of its existing wholly-owned domestic subsidiaries. Substantially all of Emmis’ assets, including the stock of most of Emmis’ wholly-owned, domestic subsidiaries, are pledged to secure the 2014 Credit Agreement.
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

2014 Credit Agreement Covenants
We were in compliance with all financial and non-financial covenants as of February 28, 2017. Our Total Leverage Ratio and Minimum Interest Coverage Ratio (each as defined in the 2014 Credit Agreement) requirements and actual amounts as of February 28, 2017 were as follows:

As of February 28, 2017
	Covenant Requirement	Actual Results
Maximum Total Leverage Ratio	5.75 : 1.00	5.20 : 1.00
Minimum Interest Coverage Ratio	2.00 : 1.00	2.35 : 1.00

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
Other Nonrecourse Debt
Digonex issued $6.2 million of notes payable prior to Emmis’ acquisition of a controlling interest of Digonex on June 16, 2014. Emmis recorded these notes at fair value in its purchase price allocation as of June 16, 2014. The difference between the fair value recorded on June 16, 2014 and the face value of the notes is being accreted as additional interest expense through the maturity date of the notes. The notes are obligations of Digonex only and are non-recourse to the rest of Emmis' subsidiaries. Approximately $1.5 million of the Digonex notes are secured by the assets of Digonex and the remaining $4.7 million are unsecured. The notes bear simple interest at 5% with interest due at maturity of the secured notes on December 1, 2017 and the unsecured notes on December 31, 2017.  Digonex is seeking to extend the maturity date of the notes to December 31, 2020. This extension requires the consent of all noteholders. As of May 11, 2017, the holders of the secured notes had agreed to the extension if the unsecured noteholders also consented, but consent from the unsecured noteholders had not yet been obtained. See Note 7 for more discussion of the acquisition of Digonex.
During the quarter ended February 28, 2017, NextRadio, LLC issued $3.4 million of notes payable. The notes initially bear interest at 4.0% with interest due quarterly beginning in August 2018. The notes mature on December 23, 2021 and are to be repaid through revenues generated by enhanced advertisement revenues earned by NextRadio, LLC. If any portion of the notes remain unpaid at maturity, the lender has the option to exchange the notes for senior preferred equity of NextRadio, LLC's parent entity, TagStation, LLC. These notes are obligations of NextRadio, LLC and TagStation, LLC and are non-recourse to the rest of Emmis' subsidiaries.
Subsequent to the Fourth Amendment to the 2014 Credit Agreement as discussed in Note 16 and based on amounts outstanding at February 28, 2017, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

	2014 Credit Agreement
Year ended February 28 (29),	Revolver	Term Loan	98.7FM Debt	Other Nonrecourse Debt	Total
2018	$—	$12,104	$6,039	$6,199	$24,342
2019	—	4,717	6,587	—	11,304
2020	—	135,424	7,150	—	142,574
2021	—	—	7,755	—	7,755
2022	—	—	8,394	—	8,394
Thereafter	—	—	24,033	3,350	27,383
Total	$—	$152,245	$59,958	$9,549	$221,752

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28 (29), 2016 and 2017. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of February 28, 2017
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
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	Year Ended February 28 (29),
	2016	2017
	Available For Sale Securities
Beginning Balance	$500	$800
Purchases	300	—
Ending Balance	$800	$800
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
- 2014 Credit Agreement debt: As of February 28, 2017, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $140.0 million and $152.2 million, respectively. The Company's estimate of fair value was based on quoted prices of this instrument and is considered a Level 2 measurement.
- Other long-term debt: The Company’s 98.7FM non-recourse debt and other non-recourse debt is not actively traded and is considered a level 3 measurement. The Company believes the current carrying value of its other long-term debt approximates its fair value.

7. ACQUISITIONS AND DISPOSITIONS
For the year ended February 28, 2017
Sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine
On February 28, 2017, Emmis closed on its sale of substantially all of the assets of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine (the "Hour Magazines") for gross proceeds of $6.5 million to Hour Media Group, LLC. The Company previously announced that it was exploring strategic alternatives for its publishing division, excluding Indianapolis Monthly. Emmis decided to sell most of its publishing assets to reduce debt outstanding. Emmis received net proceeds of $2.9 million, consisting of the stated purchase price of $6.5 million, less $0.7 million held in escrow and disposition costs totaling $2.9 million. The $2.9 million of disposition costs primarily relate to $1.6 million of employee-related costs, including severance, and transaction advisory fees of $1.0 million. The funds held in escrow secure Emmis' post closing indemnification obligations in the purchase agreement and are scheduled to be released six months after the closing of the transaction. The funds held in escrow are classified as restricted cash in our accompanying consolidated balance sheets. After settling retention bonuses to affected employees, substantially all of the net proceeds were used to repay term loan indebtedness under Emmis' senior credit facility. Emmis recorded a $2.7 million gain on the sale of the Hour Magazines. The Hour Magazines had historically been included in our Publishing segment. This disposal did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45-1C. The following table summarizes certain operating results of the Hour Magazines for all periods presented. Pursuant to Accounting Standards Codification 205-20-45-6, interest expense associated with the required Term Loan repayment associated with the sale of the Hour Magazines is included in the magazines' results below.

	For the year ended February 28 (29),
	2015	2016	2017
Net revenues	$31,380	$31,819	$29,112
Station operating expenses, excluding depreciation and amortization expense	31,139	31,385	31,076
Depreciation and amortization	106	125	122
Gain on sale of publishing assets, net of disposition costs	—	—	(2,677)
Operating income	135	309	591
Interest expense	136	173	176
(Loss) income before income taxes	(1)	136	415
Sale of Terre Haute, Indiana radio stations
On January 30, 2017, Emmis closed on its sale of substantially all of the assets of its radio stations in Terre Haute, Indiana, in two contemporaneous transactions. In one transaction, Emmis sold the assets of WTHI-FM and the intellectual property of WWVR-FM to Midwest Communications, Inc. In the other transaction, Emmis sold the assets of WFNF-AM, WFNB-FM, WWVR-FM (other than the intellectual property for that station) and an FM translator to DLC Media, Inc. The Company previously announced that it was exploring strategic alternatives for these radio stations. Emmis believed that operating stations in Terre Haute, Indiana was not a core part of its radio strategy and its strong market position in the Terre Haute market would be attractive to potential buyers. At closing, Emmis received gross proceeds of approximately $5.2 million for both transactions. After payment of brokerage and other transaction costs, net proceeds totaled $4.8 million and were used to repay term loan indebtedness under Emmis’ senior credit facility. Emmis recorded a $3.5 million gain on the sale of its Terre Haute radio stations. The Terre Haute radio stations had historically been included in our Radio segment. This disposal did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45-1C. The following table summarizes certain operating results of the our Terre Haute radio stations for all periods presented. Pursuant to Accounting Standards Codification 205-20-45-6, interest expense associated with the required Term Loan repayment associated with the sale of the Terre Haute radio stations is included in the stations' results below.

	For the year ended February 28 (29),
	2015	2016	2017
Net revenues	$2,684	$2,418	$2,298
Station operating expenses, excluding depreciation and amortization expense	2,607	2,395	2,258
Depreciation and amortization	147	163	117
Impairment loss	58	39	79
Gain on sale of radio assets, net of disposition costs	—	—	(3,478)
Operating (loss) income	(128)	(179)	3,322
Interest expense	254	324	330
(Loss) income before income taxes	(382)	(503)	2,992
Sale of Texas Monthly
On November 1, 2016, Emmis closed on its sale of Texas Monthly for gross proceeds of $25.0 million in cash to a subsidiary of Genesis Park, LP. The Company previously announced that it was exploring strategic alternatives for its publishing division, excluding Indianapolis Monthly. Emmis decided to sell most of its publishing assets to reduce debt outstanding. Emmis received net proceeds of $23.4 million, consisting of the stated purchase price of $25.0 million, net of estimated purchase price adjustments totaling $0.7 million and disposition costs totaling $0.9 million. The $0.9 million of disposition costs primarily related to severance costs. Proceeds were used to repay term and revolving loan indebtedness under Emmis’ senior credit facility. Emmis recorded a $17.4 million gain on the sale of Texas Monthly. Texas Monthly had historically been included in our Publishing segment. This disposal did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45-1C. The following table summarizes certain operating results of Texas Monthly for all periods presented. Pursuant to Accounting Standards Codification 205-20-45-6, interest expense associated with the required Term Loan repayment associated with the sale of Texas Monthly is included in the magazine's results below. The required Term Loan repayment is preliminary and may be adjusted for revisions to estimates and the Company's reinvestment of proceeds of the Texas Monthly transaction. See Note 5 for more discussion.

	For the year ended February 28 (29),
	2015	2016	2017
Net revenues	$24,186	$23,561	$14,685
Station operating expenses, excluding depreciation and amortization expense	22,446	21,527	14,465
Depreciation and amortization	116	118	84
Gain on sale of publishing assets, net of disposition costs	—	—	(17,402)
Operating income	1,624	1,916	17,538
Interest expense	1,047	1,334	1,358
Other income	(15)	(370)	(37)
Income before income taxes	592	952	16,217
Unaudited pro forma summary information is presented below for the years ended February 28 (29), 2016 and 2017, assuming the dispositions discussed above and related mandatory debt repayments had occurred on the first day of the pro forma periods presented below.

	For the year ended February 28 (29),
	2016	2017
	(unaudited)	(unaudited)
Net revenues	$173,635	$168,473
Station operating expenses, excluding depreciation and amortization	128,087	132,286
Consolidated net loss	(889)	(6,404)
Net income (loss) attributable to the Company	1,529	(6,505)
Net income (loss) per share - basic	$0.12	$(0.54)
Net income (loss) per share - diluted	$0.12	$(0.54)
For the year ended February 29, 2016
There were no acquisitions or dispositions during this period.
For the year ended February 28, 2015
Acquisition of WBLS-FM & WLIB-AM
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
On June 16, 2014, Emmis invested $3.0 million in Digonex Technologies, Inc ("Digonex"), an Indiana corporation that provides dynamic pricing solutions to customers in various industries. Emmis believes that its acquisition of Digonex gives it entry into the growing dynamic pricing marketplace which can serve a diverse clientèle, and can possibly help Emmis with yields on its own advertising inventory and special events. Emmis’ initial investment of $3.0 million ($1.0 million in Digonex Preferred Stock and $2.0 million in the form of convertible debt) resulted in Emmis appointing a majority of the board of directors of Digonex and holding rights convertible into 51% of the fully diluted common equity of Digonex. As Emmis controlled the board of directors of Digonex as of its initial investment on June 16, 2014, Emmis began consolidating the results of Digonex as of that date. Emmis has contributed $6.5 million to Digonex in the form of convertible debt, which resulted in Emmis owning rights that are convertible into at least 80% of the common equity of Digonex.
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
The goodwill recognized in the acquisition of Digonex is attributable to the assembled workforce and existing business processes. The $2.8 million of goodwill recognized in the transaction is included in our corporate and emerging technologies segment and is not deductible for tax purposes. As part of our annual impairment testing conducted in December 2015, the Company determined that the goodwill associated with Digonex was partially impaired, and recorded an impairment charge of $0.7 million. During the year ended February 28, 2017, the Company determined that the remaining goodwill associated with Digonex was fully impaired and recorded an impairment charge of $2.1 million. See Note 9 for more discussion of the goodwill impairments.
Other intangibles consist of patents of $5.2 million, a customer list intangible asset of $0.7 million and trademarks of $0.3 million. The patents were being amortized over 7 years, the customer list intangible asset was being amortized over 3 years and the trademarks were being amortized over 15 years. During the year ended February 29, 2016, the Company recorded an impairment charge of $3.4 million related to the patents of Digonex. During the year ended February 28, 2017, the Company determined that the patents, customer list, and trademarks of Digonex were fully impaired and recorded an impairment charge of $0.9 million. See Note 9 for more discussion of the definite-lived intangible impairments.

8. OTHER SIGNIFICANT TRANSACTIONS
Going private offer
On August 18, 2016, the Board of Directors of the Company received a letter from E Acquisition Corporation ("EAC"), an Indiana corporation owned by Jeffrey H. Smulyan, the Company’s Chairman of the Board, Chief Executive Officer and controlling shareholder, setting forth a non-binding proposal by which E Acquisition Corporation (the “Proposing Person”), would acquire all the outstanding shares of Class A Common Stock of the Company that were not owned by the Proposing Person at a cash purchase price of $4.10 per share (the “Proposal”). The Proposal contemplated that, following the closing of the proposed transaction, the Company’s shares would no longer be registered with the Securities and Exchange Commission and the Company would no longer be a reporting company or have any public shares traded on Nasdaq.
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
The Special Committee engaged independent legal counsel and independent financial advisors to assist the Special Committee in the evaluation of the Proposal. During the year ended February 28, 2017, the Company incurred $0.9 million of costs associated with the Proposal, which are included in corporate expenses, excluding depreciation and amortization expense in the accompanying consolidated statements of operations. No further costs are expected to be incurred in connection with the going private offer as it has expired.

Next Radio LLC - Sprint Agreement
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's smartphone application, NextRadio, in a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through February 28, 2017, the NextRadio application had not generated a material amount of revenue.
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
Since the inception of NextRadio LLC's agreement with Sprint through December 7, 2016, NextRadio LLC had remitted to Sprint approximately $33.2 million. Effective December 8, 2016, NextRadio LLC and Sprint entered into an amendment of their original agreement. The amendment called for NextRadio LLC to make installment payments totaling $6.0 million million through March 15, 2017, which have been paid. In exchange, Sprint agreed to forgive the remaining $5.8 million that it was due under the original agreement, and in return receive a higher share of certain revenue generated by the NextRadio application. In addition, Sprint agreed to continue to pre-load the NextRadio application through March 31, 2020 with no additional cash payments from NextRadio (other than revenue share payments). NextRadio LLC received a loan of $4.0 million for the sole purpose of fulfilling the payment obligations to Sprint under the amendment. The loan will be repaid out of proceeds from sales of enhanced advertising through the NextRadio application. Through February 28, 2017, NextRadio LLC received $3.4 million under the loan, which was promptly remitted to Sprint and is included in station operating expenses, excluding depreciation and amortization expense in the accompanying consolidated statement of operations. The remaining $0.6 million of loan proceeds was received in March 2017 and was promptly remitted to Sprint.
Emmis determined that NextRadio LLC is a variable interest entity (VIE) and that Emmis is the primary beneficiary because the Company has the power to direct substantially all of the activities of NextRadio LLC, and because the Company may absorb certain losses and receive certain benefits from the operations of the VIE. Emmis does not record any revenue or expense related to the amounts that are collected and remitted to Sprint except the portion of any payment to Sprint that was actually contributed to NextRadio LLC by Emmis (or the amounts funded by NextRadio LLC via the loan discussed above). Emmis contributed approximately $0.5 million and $0.4 million to NextRadio LLC during the years ended February 2015 and 2016, respectively. These amounts were recorded as station operating expenses, excluding depreciation and amortization expense. Emmis did not fund any of NextRadio LLC's payments to Sprint during the year ended February 28, 2017 as it had already fully funded its share through that date.
As of February 28, 2017, the carrying value of assets within NextRadio LLC totaled $0.1 million, which represents cash collected by NextRadio LLC from other broadcasting companies and other companies in the radio industry. This cash is restricted because it must be remitted to Sprint. NextRadio LLC had $3.5 million of liabilities at February 28, 2017, which represents the obligation to remit $0.1 million of cash received from radio industry participants to Sprint along with NextRadio LLC's nonrecourse debt of $3.4 million. NextRadio LLC remitted all cash collected from other broadcasting companies and other companies in the radio industry to Sprint as of February 29, 2016, and thus had no assets or liabilities as of that date.

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

As discussed in Note 5, Emmis, through newly-created subsidiaries, issued $82.2 million of notes, which are nonrecourse to the rest of the Company's subsidiaries and are secured by the assets of the newly-created subsidiaries including the payments made in connection with the 98.7FM LMA. See Notes 1 and 5 for more discussion of the LMA payments and nonrecourse debt.
The following table summarizes Emmis' operating results of 98.7FM for all periods presented. Emmis programmed 98.7FM until the LMA commenced on April 26, 2012. 98.7FM is a part of our Radio segment. Results of operations of 98.7FM for the years ended February 2015, 2016 and 2017 were as follows:

	For the year ended February 28 (29),
	2015	2016	2017
Net revenues	$10,331	$10,331	$10,331
Station operating expenses, excluding depreciation and amortization expense	1,002	1,000	1,275
Impairment loss on intangible assets (Note 9)	9,462	1,766	2,907
Depreciation and amortization	—	21	21
Interest expense	3,238	3,042	2,827
Assets and liabilities of 98.7FM as of February 28 (29), 2016 and 2017 were as follows:

	As of February 28 (29),
	2016	2017
Current assets:
Restricted cash	$1,464	$1,550
Prepaid expenses	545	445
Other	—	7
Total current assets	2,009	2,002
Noncurrent assets:
Property and equipment	253	229
Indefinite lived intangibles	49,297	46,390
Deposits and other	5,460	6,205
Total noncurrent assets	55,010	52,824
Total assets	$57,019	$54,826
Current liabilities:
Accounts payable and accrued expenses	$14	$54
Current maturities of long-term debt	5,453	6,039
Deferred revenue	779	807
Other current liabilities	223	205
Total current liabilities	6,469	7,105
Noncurrent liabilities:
Long-term debt, net of current portion	57,728	51,954
Other noncurrent liabilities	—	—
Total noncurrent liabilities	57,728	51,954
Total liabilities	$64,197	$59,059

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
Impairment testing
The Company generally performs its annual impairment review of indefinite-lived intangibles as of December 1 each year. At the time of each impairment review, if the fair value of the indefinite-lived intangible is less than its carrying value a charge is recorded to results of operations. When indicators of impairment are present, the Company will perform an interim impairment test. Impairment recorded as a result of our interim and annual impairment testing is summarized in the table below. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted. The table below summarizes the results of our interim and annual impairment testing for the three years ending February 28, 2017.

	Interim Assessment			Annual Assessment
	FCC Licenses	Goodwill	Definite-lived	FCC Licenses	Goodwill	Definite-lived	Total
Year Ended February 28, 2015	—	—	—	9,520	58,395	—	67,915
Year Ended February 29, 2016	—	—	—	5,440	695	3,364	9,499
Year Ended February 28, 2017	—	2,058	930	6,855	—	—	9,843

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
Below are some of the key assumptions used in our annual impairment assessments. As part of our recent annual impairment assessments, we reduced long-term growth rates in most of the markets in which we operate based on recent industry trends and our expectations for the markets going forward. The methodology used to value our FCC licenses has not changed in the three-year period ended February 28, 2017.

	December 1, 2014	December 1, 2015	December 1, 2016
Discount Rate	12.1% - 12.5%	12.0% - 12.4%	12.2% - 12.5%
Long-term Revenue Growth Rate	1.5% - 3.0%	1.3% - 2.5%	1.0% - 2.0%
Mature Market Share	3.2% - 29.2%	3.2% - 29.3%	3.1% - 30.4%
Operating Profit Margin	25.1% - 39.2%	25.0% - 39.1%	25.1% - 39.1%
As of February 28 (29), 2016 and 2017, the carrying amounts of the Company’s FCC licenses were $205.1 million and $197.7 million, respectively. These amounts are entirely attributable to our radio division. The table below presents the changes to the carrying values of the Company’s FCC licenses for the years ended February 2016 and 2017 for each unit of accounting.

	Change in FCC License Carrying Values
Unit of Accounting	As of February 28, 2015	Purchase	Impairment	As of February 29, 2016	Purchase	Sale of Stations	Impairment	As of February 28, 2017
New York Cluster	$71,616	$—	$—	$71,616	$—	$—	$—	71,616
98.7FM (New York)	51,063	—	(1,766)	$49,297	—	—	(2,907)	46,390
Austin Cluster	39,255	—	(2,343)	$36,912	—	—	(2,192)	34,720
St. Louis Cluster	27,692	—	(1,293)	$26,399	34	—	(1,677)	24,756
Indianapolis Cluster	17,654	512	—	$18,166	—	—	—	18,166
KPWR-FM (Los Angeles)	2,018	—	—	$2,018	—	—	—	2,018
Terre Haute Cluster	759	—	(38)	$721	—	(642)	(79)	—
Total	$210,057	$512	$(5,440)	$205,129	$34	$(642)	$(6,855)	197,666
The FCC license purchase of $0.5 million during the year ended February 29, 2016 solely relates to our purchase of an FM translator in Indianapolis. In January 2017, we sold all of our stations in Terre Haute, Indiana (see Note 7 for more discussion).
Impairment was recorded for our New York station being operated pursuant to an LMA during the years ended February 2016 and 2017 along with impairment for our Austin, St. Louis and Terre Haute clusters. Stagnant market revenues in recent years, coupled with a reduction in the Company's estimate of long-term revenue growth rates, led to a lower estimate of fair value for these FCC licenses.
Valuation of Goodwill
ASC Topic 350 requires the Company to test goodwill for impairment at least annually using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount of impairment. The Company conducts the two-step impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market, excluding any stations that are being operated pursuant to an LMA). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as well as recent market transactions as a benchmark for the multiple it applies to its radio reporting units. For the annual assessment performed as of December 1, 2016, the Company applied a market multiple of 8.0 times the reporting unit’s operating performance. Management believes this methodology for valuing radio properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and market transactions. To corroborate the step-one reporting unit fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit.
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
This enterprise valuation is compared to the carrying value of the reporting unit for the first step of the goodwill impairment test. If the reporting unit exhibits impairment, the Company proceeds to the second step of the goodwill impairment test. For its step-two testing, the enterprise value is allocated among the tangible assets, indefinite-lived intangible assets (FCC licenses valued using a direct-method valuation approach) and unrecognized intangible assets, such as customer lists, with the residual amount representing the implied fair value of the goodwill. To the extent the carrying amount of the goodwill exceeds the implied fair value of the goodwill, the difference is recorded as an impairment charge in the statement of operations. The methodology used to value our goodwill has not changed in the three-year period ended February 28, 2017.
During the quarter ended August 31, 2016, the Company lowered its growth expectations for Digonex for the next several years due to slow client adoption of dynamic pricing services. While the Company continues to believe in the long-term growth prospects of Digonex, the lengthy sales cycle has caused Digonex to perform below expectations to date. Despite lowering near-term growth expectations for Digonex in connection with our annual impairment review for fiscal 2016 as discussed below, performance in the first six months of fiscal 2017 indicated that a further revision was appropriate. Our then-current projections assumed that Digonex would generate cash flow losses in the short and medium-term. The combination of lower-than-expected current period results, coupled with downward revisions to future revenue projections, resulted in an impairment indicator that caused the Company to assess goodwill and related intangibles on an interim basis during the quarter ended August 31, 2016. The Company's discounted cash flow analysis for Digonex indicated a nominal enterprise value. Therefore, in connection with the interim impairment test, Emmis determined that Digonex's goodwill was fully impaired and recorded an impairment loss of $2.1 million. Subsequent to our impairment of Digonex goodwill and the sale of Texas Monthly (see note 7 for more discussion), the Company's goodwill relates entirely to its Radio segment.
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
As of February 28 (29), 2016 and 2017, the carrying amount of the Company’s goodwill was $14.7 million and $4.6 million. The table below presents the changes to the carrying values of the Company’s goodwill for the years ended February 2016 and 2017 for each reporting unit. As noted above, each reporting unit is a cluster of radio stations in one geographical market (except for stations being operated pursuant to LMAs) and magazines on an individual basis. We sold Texas Monthly in November 2016 (see Note 7 for more discussion).

	Change in Goodwill Carrying Values
Reporting Unit (Segment)	As of February 28, 2015	Impairment	As of February 29, 2016	Sale of Entity	Impairment	As of February 28, 2017
Indianapolis Cluster (Radio)	$265	$—	$265	$—	$—	$265
Austin Cluster (Radio)	4,338	—	4,338	—	—	4,338
Texas Monthly (Publishing)	8,036	—	8,036	(8,036)	—	—
Digonex (Corporate & Emerging Technologies)	2,753	(695)	2,058	—	(2,058)	—
Total	$15,392	$(695)	$14,697	$(8,036)	$(2,058)	$4,603

Definite-lived intangibles
The following table presents the weighted-average remaining useful life at February 28, 2017 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28 (29), 2016 and 2017:

		As of February 29, 2016			As of February 28, 2017
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	8.5	$1,240	$727	$513	$696	$545	$151
Patents	N/A	1,815	1,141	674	—	—	—
Programming Contract	4.6	2,154	514	1,640	2,154	808	1,346
Customer List	0.3	1,015	543	472	315	289	26
Total		$6,224	$2,925	$3,299	$3,165	$1,642	$1,523
In accordance with Accounting Standards Codification paragraph 360-10, the Company performs an analysis to (i) determine if indicators of impairment of a long-lived asset are present, (ii) test the long-lived asset for recoverability by comparing undiscounted cash flows of the long-lived asset to its carrying value and (iii) measure any potential impairment by comparing the long-lived asset's fair value to its current carrying value. In connection with this analysis for the year ended February 29, 2016, the Company determined that the patents of Digonex were impaired and recorded an impairment charge of

$3.4 million. As discussed above, performance below the Company's expectations, coupled with a downward revision of long-term forecasts for Digonex, led the Company to measure impairment for Digonex's definite-lived intangibles during the quarter ended August 31, 2016. The Company determined that the patents, customer list and trademarks of Digonex were fully impaired and recorded an impairment loss of $0.9 million.
Total amortization expense from definite-lived intangibles was $0.9 million, $1.5 million and $0.7 million for the years ended February 2015, 2016 and 2017, respectively. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
(in 000's)
2018	338
2019	311
2020	311
2021	311
2022	189

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
2016 Equity Compensation Plan
At the 2016 annual meeting, the shareholders of Emmis approved the 2016 Equity Compensation Plan (“the 2016 Plan”). Under the 2016 Plan, awards equivalent to 1.5 million shares of common stock may be granted. Furthermore, any unissued awards from prior equity compensation plans (or shares subject to outstanding awards that would again become available for awards under this plan) increases the number of shares of common stock available for grant under the 2016 Plan. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under the 2016 Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). The stock options under the 2016 Plan generally expire not more than 10 years from the date of grant. Under the 2016 Plan, awards equivalent to approximately 0.6 million shares of common stock were available for grant as of February 28, 2017.
2017 Equity Compensation Plan
On March 7, 2017, the board of directors of Emmis approved the 2017 Equity Compensation Plan ("the 2017 Plan"). The 2017 Plan won't become effective until it is approved by Emmis' shareholders at the annual meeting in July 2017. However, Emmis' Chairman and Chief Executive Officer, Jeffrey H. Smulyan, controls more than 50% of the vote on this matter and has informed the board of directors that he intends to vote in favor of approving the 2017 Plan. Under the 2017 Plan, awards equivalent to 2.0 million shares of common stock may be granted. Furthermore, any unissued awards from the 2016 Equity Compensation Plan (or shares subject to outstanding awards that would again become available for awards under this plan) increases the number of shares of common stock available for grant under the 2017 Plan. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under the 2017 Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). The stock options under the 2017 Plan generally expire not more than 10 years from the date of grant.
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
Emmis has historically matched employee contributions at 33% up to a maximum of 6% of eligible compensation. Emmis' discretionary contributions were made in cash until March 2015. From March 2015 through December 2015, Emmis' discretionary contributions were made in the form of Class A common stock. Emmis suspended its discretionary contributions on January 1, 2016. Emmis’ discretionary contributions to the plan totaled $1.1 million and $0.9 million for the years ended February 2015 and 2016, respectively. No discretionary matching contributions were made during the year ended February 28, 2017.
 c. Defined Contribution Health and Retirement Plan
Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense related to the multi-employer plan were approximately $0.3 million for each of the years ended February 2015, 2016 and 2017.

11. OTHER COMMITMENTS AND CONTINGENCIES
a. Commitments
The Company has various commitments under the following types of material contracts: (i) operating leases; (ii) employment agreements and (iii) other contracts with annual commitments (mostly contractual services for audience measurement information) at February 28, 2017 as follows:

Year ending February 28 (29),	Operating Leases	Employment Agreements	Other Contracts	Total
2018	$7,006	$15,498	$11,435	$33,939
2019	7,006	8,019	10,894	25,919
2020	7,082	1,453	3,631	12,166
2021	6,960	37	104	7,101
2022	6,741	—	104	6,845
Thereafter	23,649	—	70	23,719
Total	$58,444	$25,007	$26,238	$109,689
Emmis leases certain office space, tower space, equipment and automobiles under operating leases expiring at various dates through March 2032. Some of the lease agreements contain renewal options and annual rental escalation clauses, as well as provisions for payment of utilities and maintenance costs. The Company recognizes escalated rents on a straight-line basis over the term of the lease agreement. Rental expense during the years ended February 2015, 2016 and 2017 was approximately $9.1 million, $8.9 million and $8.3 million, respectively. The Company recognized approximately $0.3 million, $0.3 million and $0.4 million of sublease income as a reduction of rent expense for the years ended February 2015, 2016, and 2017 respectively. Total minimum sublease rentals to be received in the future under noncancelable subleases as of February 28, 2017 amounted to $216 thousand, all of which is expected to be received during the year ended February 28, 2018.
b. Litigation
The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.

12. INCOME TAXES
United States and foreign income (loss) before income taxes for the years ended February 2015, 2016 and 2017 was as follows:

	2015	2016	2017
United States	$(58,692)	$1,765	$13,110
Foreign	(345)	—	—
(Loss) income before income taxes	$(59,037)	$1,765	$13,110
The provision (benefit) for income taxes for the years ended February 2015, 2016, and 2017 consisted of the following:

	2015	2016	2017
Current:
State	$229	$(31)	$68
Total current	229	(31)	68
Deferred:
Federal	27,431	1,793	(152)
State	9,288	307	(26)
Total deferred	36,719	2,100	(178)
(Benefit) provision for income taxes	$36,948	$2,069	$(110)

The provision (benefit) for income taxes for the years ended February 2015, 2016 and 2017 differs from that computed at the Federal statutory corporate tax rate as follows:

	2015	2016	2017
Computed income tax (benefit) provision at 35%	$(20,663)	$618	$4,588
State income tax	9,517	276	42
Foreign taxes	120	—	—
Tax benefit resulting from swap expiration and related OCI reversal	5	—	—
Nondeductible stock compensation	122	296	444
Entertainment disallowance	421	366	366
Disposal of goodwill with no tax basis	—	—	3,533
Change in federal valuation allowance	50,250	2,376	(7,387)
Tax attributed to noncontrolling interest	(1,994)	(1,932)	(1,698)
Federal tax credit	(173)	(43)	(171)
Other	(657)	112	173
Provision (benefit) for income taxes	$36,948	$2,069	$(110)

The components of deferred tax assets and deferred tax liabilities at February 29, 2016 and February 28, 2017 are as follows:

	2016	2017
Deferred tax assets:
Net operating loss carryforwards	$34,341	$35,365
Intangible assets	28,737	22,130
Compensation relating to stock options	1,768	1,942
Deferred revenue	840	420
Accrued rent	2,275	1,892
Tax credits	3,265	3,438
Investments in subsidiaries	214	396
Capital loss carryforward	2,740	—
Other	1,628	993
Valuation allowance	(66,674)	(60,379)
Total deferred tax assets	9,134	6,197
Deferred tax liabilities
Indefinite-lived intangible assets	(43,673)	(43,505)
Property and equipment	(1,055)	(814)
Cancellation of debt income	(8,079)	(5,386)
Other	(42)	(29)
Total deferred tax liabilities	(52,849)	(49,734)
Net deferred tax liabilities	$(43,715)	$(43,537)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset (“DTA”) will not be realized. The Company historically recorded a full valuation allowance on all U.S. (federal and state) deferred tax assets. The Company does not benefit its deferred tax assets based on the deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles that are not expected to reverse during the carry-forward period. Because these DTLs would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs.

The Company decreased its valuation allowance by $6.3 million ($5.1 million federal and $1.2 million state), from $66.7 million as of February 29, 2016, to $60.4 million as of February 28, 2017.
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
The Company has federal net operating losses ("NOLs") of $79 million and state NOLs of $168 million available to offset future taxable income. The federal net operating loss carryforwards begin expiring in 2030, and the state net operating loss carryforwards expire between the years ending February 2018 and February 2036. A valuation allowance has been provided for the net operating loss carryforwards related to states in which the Company no longer has operating results as it is more likely than not that substantially all of these net operating losses will expire unutilized.
The $3.4 million of tax credits at February 28, 2017 primarily relates to alternative minimum tax carryforwards that can be carried forward indefinitely. This amount also includes tax credits in Illinois, Texas, and a federal research credit, all of which have a full valuation allowance.
The activities of Digonex Technologies, Inc., a C Corporation under the Internal Revenue Code, are consolidated for financial statement purposes, but are not included in the U.S. consolidated income tax return of Emmis. As of February 28, 2017, Digonex has federal NOLs of $45 million and state NOLs of $45 million . If Digonex produces pretax income in the future, it is possible that the utilization of these NOL carryforwards will be limited due to Section 382 of the Internal Revenue Code. The Company is in the process of completing a Section 382 study to determine the applicable limitation, if any. As of

February 28, 2017, the Company was able to determine that at least $15 million of federal NOLs and $15 million of state NOLs will be fully available to offset future taxable income. These amounts are included in the above consolidated federal and state NOL totals of $79 million and $168 million, respectively.
Accounting Standards Codification paragraph 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of February 28, 2017, the estimated value of the Company’s net uncertain tax positions is approximately $0.1 million, most of which is included in other noncurrent liabilities, as the Company does not expect to settle the items within the next 12 months.
The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits for the years ending February 29, 2016 and February 28, 2017:

	For the year ending February 28 (29),
	2016	2017
Gross unrecognized tax benefit – opening balance	$(172)	$(87)
Gross increases – tax positions in prior periods	(21)	—
Gross decreases—settlements with taxing authorities	81	—
Gross decreases – lapse of applicable statute of limitations	25	27
Gross unrecognized tax benefit – ending balance	$(87)	$(60)
Included in the balance of unrecognized tax benefits are tax benefits that, if recognized, would reduce the Company’s provision for income taxes totaling $0.1 million and $0.1 million as of February 29, 2016 and February 28, 2017, respectively. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision, or reclassify amounts on the accompanying consolidated balance sheets in the period in which such matter is effectively settled with the taxing authority.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued an immaterial amount of interest during the year ending February 28, 2017 and in total, as of February 28, 2017, has recognized a liability for interest of $8 thousand.

13. SEGMENT INFORMATION
The Company’s operations have historically been aligned into three business segments: (i) Radio, (ii) Publishing and (iii) Corporate & Emerging Technologies. Emerging Technologies includes our TagStation, NextRadio and Digonex businesses. Results of Emerging Technologies were reclassified from the Radio segment in the prior periods presented below and are not material.
These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses are not allocated to reportable segments. Our radio operations in New York and Los Angeles, including the LMA fee we receive from a subsidiary of Disney, accounted for more than 50% of our radio revenues for the year ended February 28, 2017. The Company’s segments operate exclusively in the United States.
During the year ended February 28, 2017, we sold our radio cluster in Terre Haute, Indiana and sold five of our six magazines. See Note 7 for more discussion of our dispositions.
The accounting policies as described in the summary of significant accounting policies included in Note 1 to these consolidated financial statements, are applied consistently across segments.

Year Ended February 28, 2017	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$165,148	$48,559	$861	$214,568
Station operating expenses excluding depreciation and amortization expense	115,366	51,063	13,656	180,085
Corporate expenses excluding depreciation and amortization expense	—	—	11,359	11,359
Impairment loss	6,855	—	2,988	9,843
Depreciation and amortization	3,462	230	1,114	4,806
Gain on sale of radio and publishing assets, net of disposition costs	(3,478)	(20,079)	—	(23,557)
Loss on disposal of fixed assets	124	—	—	124
Operating income (loss)	$42,819	$17,345	$(28,256)	$31,908

Year Ended February 29, 2016	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$169,228	$60,992	$1,213	$231,433
Station operating expenses excluding depreciation and amortization expense	116,862	58,891	7,641	183,394
Corporate expenses excluding depreciation and amortization expense	—	—	13,023	13,023
Impairment loss	5,440	—	4,059	9,499
Depreciation and amortization	3,345	266	2,186	5,797
(Gain) loss on sale of fixed assets	54	—	2	56
Operating income (loss)	$43,527	$1,835	$(25,698)	$19,664

Year Ended February 28, 2015	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$176,250	$61,142	$546	$237,938
Station operating expenses excluding depreciation and amortization expense	117,167	60,083	3,759	181,009
Corporate expenses excluding depreciation and amortization expense	—	—	14,922	14,922
LMA fee	4,208	—	—	4,208
Hungary license litigation and related expenses	521	—	—	521
Impairment loss	67,915	—	—	67,915
Depreciation and amortization	3,143	245	2,538	5,926
Gain on contract settlement	(2,500)	—	—	(2,500)
Operating income (loss)	$(14,204)	$814	$(20,673)	$(34,063)

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 29, 2016	$271,336	$22,060	$23,210	$316,606
As of February 28, 2017	260,228	1,746	27,364	289,338

14. OTHER INCOME (EXPENSE), NET
Components of other income (expense), net for the three years ended February 2015, 2016 and 2017 were as follows:

	For the year ended February 28 (29),
	2015	2016	2017
Income (loss) from unconsolidated affiliate, including other-than-temporary impairment losses	$11	$(82)	$(28)
Other-than-temporary impairment loss on investments	(6,682)	—	(254)
Interest income	78	36	38
Other	175	1,103	84
Total other income (expense), net	$(6,418)	$1,057	$(160)

See Note 1 for further discussion of the other-than-temporary impairment loss on investments recorded in the years ended February 28, 2015 and 2017. Other income in the year ended February 29, 2016 mostly relates to various nonrecurring recoveries and noncash gains.

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
As previously discussed in Note 8, the Company received an offer from EAC, an Indiana corporation owned by Jeffrey H. Smulyan, the Company’s Chairman of the Board, Chief Executive Officer and controlling shareholder, setting forth a non-binding proposal by which EAC would acquire all the outstanding shares of Class A Common Stock of the Company. During the year ended February 28, 2017, the Company incurred $0.9 of costs associated with the offer, which are included in corporate expenses, excluding depreciation and amortization expense in the accompanying consolidated statements of operations. The going private offer expired on October 14, 2016. No further costs are expected to be incurred in connection with the going private offer as it has expired. See Note 8 for further discussion of the going private offer.

16. SUBSEQUENT EVENTS
Fourth Amendment to the 2014 Credit Facility
On April 18, 2017, Emmis entered into a Fourth Amendment to our 2014 Credit Agreement. The Fourth Amendment (i) eliminated the maximum Total Leverage Ratio covenant through May 31, 2018 and replaced it with a minimum Consolidated EBITDA covenant of $20.0 million, after which it reverts to a Total Leverage Ratio of 4.00:1.00 for the quarters ended August 31, 2018 and thereafter, (ii) reduced the Interest Coverage Ratio from 2.00:1.00 to 1.60:1.00, (iii) required Emmis to enter into definitive agreements by January 18, 2018 to sell assets that generate at least $80 million of sale proceeds and close such transactions no later than July 18, 2018, (iv) increased the Applicable Margin throughout the remainder of the term of the Credit Agreement to 6.00% for ABR Loans (as defined in the 2014 Credit Agreement) and 7.00% for Eurodollar Loans (as defined in the 2014 Credit Agreement) and increased the unused commitment fee on the revolving credit facility to 75 basis points, and (v) accelerated the maturity of the Term Loans to April 18, 2019 and the Revolving Loans to August 31, 2018. In addition to tightening or eliminating baskets and other credit enhancements for lenders, the Fourth Amendment contains ratcheting fees and premiums if the existing credit facility is not refinanced by July 18, 2018. The Fourth Amendment also required Emmis to pay a fee of 1.0% of the Term Loan and Revolving Commitment of each Lender that consented to the Fourth Amendment. This fee totaled $1.5 million and was recorded as additional original issue discount and is being amortized as interest expense over the remaining life of the 2014 Credit Agreement, beginning with the three-month period ending May 31, 2017.
Sale of KPWR-FM
On May 8, 2017, Emmis entered into a definitive agreement to sell KPWR-FM in Los Angeles to KWHY-22 Broadcasting, LLC for $82.8 million. As discussed above, under the terms of the Fourth Amendment to the 2014 Credit Facility, Emmis was required to enter into definitive agreements to sell assets that generated at least $80 million of proceeds by January 18, 2018. Entering into this definitive agreement satisfies that requirement. Emmis found it more advantageous to sell its standalone radio station in Los Angeles than to sell other assets to meet this requirement. This transaction is subject to, among other things, expiration or early termination of the waiting period under the Hart-Scott-Rodino Act, FCC approval and other customary closing conditions and is expected to close in the back half of 2017. KPWR-FM had historically been included in our Radio segment. The following table summarizes certain operating results of KPWR-FM for all periods presented. Interest expense has not been allocated to KPWR-FM in the table below as the Company can not yet estimate the amount of required Term Loan repayments associated with the eventual sale of the radio station.

	For the year ended February 28 (29),
	2015	2016	2017
Net revenues	$32,986	$28,183	$24,379
Station operating expenses, excluding depreciation and amortization expense	17,848	16,305	16,933
Depreciation and amortization	570	422	401
Operating income	14,568	11,456	7,045
The carrying amounts of major classes of assets expected to be included in the sale of KPWR-FM as of February 29, 2016 and February 28, 2017 were as follows:

	As of February 28 (29),
	2016	2017
Property and equipment, net	1,586	1,400
Indefinite-lived intangibles	2,018	2,018
Other intangibles, net	75	68
Other assets, long-term	21	39

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 28, 2017, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2017, based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Emmis Communications Corporation’s internal control over financial reporting is effective as of February 28, 2017.

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
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2004 Equity Compensation Plan, 2010 Equity Compensation Plan, 2012 Equity Compensation Plan, 2015 Equity Compensation Plan, and 2016 Equity Compensation Plan as of February 28, 2017. Our shareholders have approved these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Class A common stock
Equity Compensation Plans
Approved by Security Holders	2,559,643	$5.17	949,996
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	2,559,643	$5.17	949,996

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
Exhibits
The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective July 7, 2016		8-K		3.1	7/7/2016
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.01	Form of Option Grant Agreement ++		8-K		10.1	7/7/2016
10.02	Form of Restricted Stock Agreement ++		8-K		10.1	7/7/2016
10.03	Credit Agreement, dated as of June 10, 2014, among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent		8-K		10.1	6/10/2014
10.04	First Amendment to 2014 Credit Agreement, dated as of November 7, 2014, among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent		8-K		10.1	11/7/2014
10.05	Second Amendment to 2014 Credit Agreement, dated as of April 30, 2015, among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent		8-K		10.1	4/30/2015
10.06	Third Amendment to 2014 Credit Agreement, dated as of August 18, 2016, among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent		8-K		10.1	8/26/2016
10.07	Successor agent agreement and amendment to credit agreement dated as of April 18, 2017 by and among JPMorgan Chase Bank, N.A., in its capacity as the existing administrative agent, the Bank of New York Mellon, in its capacity as successor administrative agent, Emmis Operating Company, certain other subsidiaries of the Company and the lenders party thereto.		8-K		10.1	4/24/2017
10.08	Change in Control Severance Agreement, dated as of May 7, 2012, by and between Emmis Communications Corporation and Jeffrey H. Smulyan ++		10-K	2/29/2012	10.18	5/10/2012
10.09	Change in Control Severance Agreement, dated as of July 10, 2012, by and between Emmis Operating Company and Jeffrey H. Smulyan ++		10-Q	5/31/2012	10.18	7/12/2012

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.10	Employment Agreement, dated as of December 26, 2012, by and between Emmis Operating Company and Jeffrey H. Smulyan ++		8-K		10.1	12/28/2012
10.11	Change in Control Severance Agreement, dated as of September 4, 2011, by and between Emmis Operating Company and Patrick M. Walsh ++		10-Q	11/30/2011	10.2	1/12/2012
10.12	Employment Agreement, dated as of September 4, 2013, by and between Emmis Operating Company and Patrick M. Walsh ++		8-K		10.1	10/25/2013
10.13	Employment Agreement, dated as of March 1, 2012, by and between Emmis Operating Company and J. Scott Enright ++		10-K		10.25	5/10/2012
10.14	Employment Agreement, dated as of March 1, 2017, by and between Emmis Operating Company and J. Scott Enright ++	X
10.15	Change in Control Severance Agreement, dated as of March 8, 2012, by and between Emmis Operating Company and J. Scott Enright ++		10-K		10.24	5/10/2012
10.16	Employment Agreement, effective as of March 3, 2009, by and between Emmis Operating Company and Gary L. Kaseff ++		10-K/A	2/28/2009	10.31	10/9/2009
10.17	Amendment to Employment Agreement, effective as of March 1, 2013, by and between Emmis Operating Company and Gary L. Kaseff ++		10-K	2/28/2013	10.23	5/8/2013
10.18	Emmis Communications Corporation 2015 Equity Compensation Plan ++		DEF14A			5/29/2015
10.19	Emmis Communications Corporation 2016 Equity Compensation Plan ++		DEF14A			5/26/2016
10.20	Local Programming and Marketing Agreement, dated as of April 26, 2012, between Emmis Radio License Corporation of New York and New York AM Radio, LLC		8-K		10.1	4/26/2012
10.21	Asset Purchase Agreement, dated as of October 13, 2016, by and between Emmis Publishing, L.P., Emmis Operating Company, GP TM Acquisition LLC and Genesis Park II LP		10-Q		10.1	1/4/2017
10.22	Asset Purchase Agreement, dated as of October 12, 2016, by and between Emmis Indiana Broadcasting, L.P., Emmis Radio License, LLC, Emmis Communications Corporation, and Midwest Communications, Inc.		10-Q		10.2	1/4/2017
10.23	Asset Purchase Agreement, dated as of October 12, 2016, by and between Emmis Indiana Broadcasting, L.P., Emmis Radio License, LLC, Emmis Communications Corporation, and DLC Media, Inc.		10-Q		10.3	1/4/2017
10.24	Asset Purchase Agreement between subsidiaries of Emmis Communications Corporation and Hour Media Group, LLC, dated February 23, 2017		8-K		10.1	2/28/2017
10.25	Asset Purchase Agreement, dated as of May 8, 2017, by and among Emmis Radio, LLC, Emmis Radio License, LLC and KWHY-22 Broadcasting, LLC		8-K		10.1	5/9/2017
10.26	Local Programming and Marketing Agreement, dated as of May 8, 2017, by and among Emmis Radio License, LLC and KWHY-22 Broadcasting, LLC		8-K		10.2	5/9/2017
21	Subsidiaries of Emmis	X
23	Consent of Independent Registered Public Accounting Firm	X
24	Powers of Attorney	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

++	Management contract or compensatory plan or arrangement.

Signatures.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: May 11, 2017	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: May 11, 2017	/s/ Jeffrey H. Smulyan	Chairman of the Board, Chief Executive Officer
	Jeffrey H. Smulyan	and Director (Principal Executive Officer)

Date: May 11, 2007	/s/ Patrick M. Walsh	President, Chief Operating Officer and Director
Patrick M. Walsh

Date: May 11, 2017	/s/ Ryan A. Hornaday	Executive Vice President, Chief Financial Officer
	Ryan A. Hornaday	and Treasurer (Principal Financial Officer and
Principal Accounting Officer)

Date: May 11, 2017	Susan B. Bayh*	Director
Susan B. Bayh

Date: May 11, 2017	James M. Dubin*	Director
James M. Dubin

Date: May 11, 2017	Gary L. Kaseff*	Director
Gary L. Kaseff

Date: May 11, 2017	Richard A. Leventhal*	Director
Richard A. Leventhal

Date: May 11, 2017	Peter A. Lund*	Director
Peter A. Lund

Date: May 11, 2017	Greg A. Nathanson*	Director
Greg A. Nathanson

Date: May 11, 2017	Lawrence B. Sorrel*	Director
Lawrence B. Sorrel

*By:	/s/ J. Scott Enright
J. Scott Enright Attorney-in-Fact