Form 10-Q
period 2017-05-31
EMMIS COMMUNICATIONS CORP
filed 2017-07-13
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of July 7, 2017, was:

11,381,001	Shares of Class A Common Stock, $.01 Par Value
1,142,366	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended May 31,
	2016	2017
NET REVENUES	$56,002	$40,164
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $1,110 and $794, respectively	42,989	31,230
Corporate expenses excluding depreciation and amortization expense of $222 and $184, respectively	3,044	2,743
Depreciation and amortization	1,332	978
Total operating expenses	47,365	34,951
OPERATING INCOME	8,637	5,213
OTHER EXPENSE:
Interest expense	(4,690)	(4,666)
Other income, net	43	3
Total other expense	(4,647)	(4,663)
INCOME BEFORE INCOME TAXES	3,990	550
PROVISION (BENEFIT) FOR INCOME TAXES	675	(22)
CONSOLIDATED NET INCOME	3,315	572
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	629	839
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	2,686	(267)

NET INCOME (LOSS) PER SHARE - BASIC	$0.23	$(0.02)
NET INCOME (LOSS) PER SHARE - DILUTED	$0.23	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	11,768	12,257
Diluted	11,824	12,257

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended May 31,
	2016	2017
CONSOLIDATED NET INCOME	$3,315	$572
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	629	839
COMPREHENSIVE INCOME (LOSS ) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,686	$(267)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28, 2017	May 31, 2017
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,349	$2,190
Restricted cash	2,323	2,310
Accounts receivable, net	26,484	27,742
Prepaid expenses	4,798	6,782
Other current assets	1,503	4,704
Total current assets	46,457	43,728
PROPERTY AND EQUIPMENT, NET	30,845	29,012
INTANGIBLE ASSETS (NOTE 3):
Indefinite-lived intangibles	197,666	195,648
Goodwill	4,603	4,603
Other intangibles, net	1,523	1,354
Total intangible assets	203,792	201,605
OTHER ASSETS, NET	8,244	8,375
Total assets	$289,338	$282,720

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28, 2017	May 31, 2017
		(Unaudited)
LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,398	$5,324
Current maturities of long-term debt (Note 4)	23,600	21,633
Accrued salaries and commissions	6,238	3,731
Deferred revenue	4,560	5,813
Other current liabilities	6,807	6,146
Total current liabilities	54,603	42,647
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 4)	190,372	195,745
OTHER NONCURRENT LIABILITIES	4,842	4,645
DEFERRED INCOME TAXES	43,537	43,512
Total liabilities	293,354	286,549
COMMITMENTS AND CONTINGENCIES
DEFICIT:
Class A common stock, $.01 par value; authorized 42,500,000 shares; issued and outstanding 11,278,065 shares at February 28, 2017 and 11,378,812 shares at May 31, 2017	113	114
Class B common stock, $.01 par value; authorized 7,500,000 shares; issued and outstanding 1,142,366 shares at February 28, 2017 and May 31, 2017	11	11
Additional paid-in capital	592,320	593,006
Accumulated deficit	(629,381)	(629,648)
Total shareholders’ deficit	(36,937)	(36,517)
NONCONTROLLING INTERESTS	32,921	32,688
Total deficit	(4,016)	(3,829)
Total liabilities and deficit	$289,338	$282,720

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Deficit
	Shares	Amount	Shares	Amount
Balance, February 28, 2017	11,278,065	$113	1,142,366	$11	$592,320	$(629,381)	$32,921	$(4,016)
Net (loss) income						(267)	839	572
Issuance of common stock to employees and officers	76,372	1			631			632
Exercise of stock options	24,375				55			55
Distributions to noncontrolling interests							(1,072)	(1,072)
Balance, May 31, 2017	11,378,812	$114	1,142,366	$11	$593,006	$(629,648)	$32,688	$(3,829)

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Three Months Ended May 31,
	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$3,315	$572
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities -
Depreciation and amortization	1,332	978
Amortization of debt discount	427	651
Noncash accretion of debt	186	185
(Recovery of) provision for bad debts	(36)	92
Provision (benefit) for deferred income taxes	634	(25)
Noncash compensation	856	689
Other	2	—
Changes in assets and liabilities -
Restricted cash	(283)	13
Accounts receivable	(2,020)	(1,350)
Prepaid expenses and other current assets	(573)	(1,746)
Other assets	(258)	(131)
Accounts payable and accrued liabilities	(2,533)	(10,581)
Deferred revenue	1,477	1,253
Income taxes	(124)	(115)
Other liabilities	(333)	(743)
Net cash provided by (used in) operating activities	2,069	(10,258)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(402)	(397)
Other	23	—
Net cash used in investing activities	(379)	(397)

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Three Months Ended May 31,
	2016	2017

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(7,490)	(4,484)
Proceeds from long-term debt	7,000	8,690
Debt-related costs	—	(1,636)
Distributions to noncontrolling interests	(1,187)	(1,072)
Proceeds from the exercise of stock options	—	55
Settlement of tax withholding obligations on stock issued to employees	(185)	(57)
Net cash (used in) provided by financing activities	(1,862)	1,496
DECREASE IN CASH AND CASH EQUIVALENTS	(172)	(9,159)
CASH AND CASH EQUIVALENTS:
Beginning of period	4,456	11,349
End of period	$4,284	$2,190
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,866	$3,399
Cash paid for income taxes, net	116	153
Noncash financing transactions-
Stock issued to employees and directors	840	688
 The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
May 31, 2017
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Preparation of Interim Financial Statements
Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “we,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 28, 2017. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at May 31, 2017, and the results of its operations and cash flows for the three-month periods ended May 31, 2016 and 2017.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 that have had a material impact on our condensed consolidated financial statements and related notes.
Common Stock Reverse Split
On July 8, 2016, the Company effected a one-for-four reverse stock split for its Class A, Class B and Class C common stock. All share and per share information has been retroactively adjusted to reflect the reverse stock split.
Basic and Diluted Net Income Per Common Share
Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2016 and 2017 consisted of stock options and restricted stock awards. The following table sets forth the calculation of basic and diluted net income per share:

	For the three months ended
	May 31, 2016			May 31, 2017
	Net Income	Shares	Net Income Per Share	Net Loss	Shares	Net Loss Per Share
	(amounts in 000’s, except per share data)
Basic net income (loss) per common share:
Net income (loss) available to common shareholders	$2,686	11,768	$0.23	$(267)	12,257	$(0.02)
Impact of equity awards	—	56	—	—	—	—
Diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$2,686	11,824	$0.23	$(267)	12,257	$(0.02)

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the three months ended May 31,
	2016	2017
	(shares in 000’s )
Equity awards	2,052	2,498
Antidilutive common share equivalents	2,052	2,498

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
On May 8, 2017, Emmis and an affiliate of the Meruelo Group (the "Meruelo Group") entered into an LMA related to KPWR-FM in Los Angeles. This LMA started on July 1, 2017. See Note 10 for more discussion of our agreement to sell KPWR-FM to the Meruelo Group and the related LMA.
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

	For the three months ended May 31,
	2016	2017
	(amounts in 000's)
Net revenues	$2,583	$2,583
Station operating expenses, excluding depreciation and amortization expense	251	293
Interest expense	728	672

Assets and liabilities of 98.7FM as of February 28, 2017 and May 31, 2017 were as follows:

	As of February 28,	As of May 31,
	2017	2017
	(amounts in 000's)
Current assets:
Restricted cash	$1,550	$1,660
Prepaid expenses	445	491
Other current assets	7	3
Total current assets	2,002	2,154
Noncurrent assets:
Property and equipment, net	229	279
Indefinite lived intangibles	46,390	46,390
Deposits and other	6,205	6,337
Total noncurrent assets	52,824	53,006
Total assets	$54,826	$55,160
Current liabilities:
Accounts payable and accrued expenses	$54	$72
Current maturities of long-term debt	6,039	6,184
Deferred revenue	807	835
Other current liabilities	205	200
Total current liabilities	7,105	7,291
Noncurrent liabilities:
Long-term debt, net of current portion and unamortized debt discount	51,954	50,439
Total noncurrent liabilities	51,954	50,439
Total liabilities	$59,059	$57,730

Restricted Cash
As of May 31, 2017, restricted cash relates to cash on deposit in trust accounts related to our 98.7FM LMA in New York City that services long-term debt and cash held in escrow as part of our sale of four magazines in February 2017. The table below summarizes restricted cash held by the Company as of February 28, 2017 and May 31, 2017:

	As of February 28,	As of May 31,
	2017	2017
98.7FM LMA restricted cash	$1,550	$1,660
NextRadio LLC restricted cash	123	—
Cash held in escrow from sale of magazines restricted cash	650	650
Total restricted cash	$2,323	$2,310

Noncontrolling Interests
The Company follows Accounting Standards Codification paragraph 810-10-65-1 to report the noncontrolling interests related to our Austin radio partnership and Digonex Technologies Inc., a dynamic pricing business (hereinafter "Digonex"). We have a 50.1% controlling interest in our Austin radio partnership. We do not own any of the common equity of Digonex, but we consolidate the entity because we control its board of directors via rights granted in convertible preferred stock and convertible debt that we own. As of May 31, 2017, Emmis owns rights that are convertible into approximately 81% of Digonex's common equity.

Noncontrolling interests represent the noncontrolling interest holders' proportionate share of the equity of the Austin radio partnership and Digonex. Noncontrolling interests are adjusted for the noncontrolling interest holders' proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. Below is a summary of the noncontrolling interest activity for the three months ended May 31, 2016 and 2017:

	Austin radio partnership	Digonex	Total noncontrolling interests
Balance, February 29, 2016	$47,556	$(9,159)	$38,397
Net income (loss)	1,527	(898)	629
Distributions to noncontrolling interests	(1,187)	—	(1,187)
Balance, May 31, 2016	$47,896	$(10,057)	$37,839

Balance, February 28, 2017	$46,830	$(13,909)	$32,921
Net income (loss)	1,598	(759)	839
Distributions to noncontrolling interests	(1,072)	—	(1,072)
Balance, May 31, 2017	$47,356	$(14,668)	$32,688

Recent Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU was issued to simplify goodwill impairment by removing the second step of the goodwill impairment test. The Company early adopted this guidance as of March 1, 2017. The adoption of this guidance had no immediate impact on the Company's financial statements, but it could affect future goodwill impairment analysis.
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
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. The FASB deferred implementation of this guidance by one year with the issuance of Accounting Standards Update 2015-14. As such, this guidance will be effective for the Company as of March 1, 2018. The Company expects to use the modified retrospective method of adoption. The Company has completed its initial evaluation of potential changes from adopting the new standard on its financial reporting and disclosures, which included a detailed review of contractual terms for all of its significant revenue streams. The Company will complete its implementation plan during in the remainder of fiscal 2018. Based on its initial evaluation, the Company does not expect adoption of this guidance will have a material impact on the Company's consolidated financial statements, but disclosures related to revenue recognition will likely be expanded.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended May 31, 2016 and 2017:

	Three Months Ended May 31,
	2016	2017
Risk-Free Interest Rate:	1.2%	1.9%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.3	4.4
Expected Volatility:	58.6% - 59.6%	52.9% - 53.1%

The following table presents a summary of the Company’s stock options outstanding at May 31, 2017, and stock option activity during the three months ended May 31, 2017 (“Price” reflects the weighted average exercise price per share; "Aggregate Intrinsic Value" dollars in thousands):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	2,559,643	$5.17
Granted	93,750	2.66
Exercised	24,375	2.26
Forfeited	3,331	2.48
Expired	30,065	24.82
Outstanding, end of period	2,595,622	4.88	6.9	$1,022
Exercisable, end of period	1,455,036	5.25	5.3	$550

Cash received from option exercises for the three months ended May 31, 2016 and 2017 was $0.1 million in both periods. The Company did not record an income tax benefit relating to the options exercised during the three months ended May 31, 2016 or 2017.
The weighted average per share grant date fair value of options granted during the three months ended May 31, 2016 and 2017, was $1.03 and $1.18, respectively.
A summary of the Company’s nonvested options at May 31, 2017, and changes during the three months ended May 31, 2017, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	1,090,375	$2.26
Granted	93,750	1.18
Vested	40,208	2.39
Forfeited	3,331	1.21
Nonvested, end of period	1,140,586	2.17
There were 0.8 million shares available for future grants under the Company’s various equity plans (0.5 million shares under the 2016 Equity Compensation Plan and 0.3 million shares under other plans) at May 31, 2017, not including shares that may become available for future grants upon forfeiture, lapse or surrender for taxes.
The vesting dates of outstanding options at May 31, 2017 range from July 2017 to March 2020, and expiration dates range from March 2018 to March 2027.

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
The following table presents a summary of the Company’s restricted stock grants outstanding at May 31, 2017, and restricted stock activity during the three months ended May 31, 2017 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	196,706	$4.64
Granted	105,422	2.89
Vested (restriction lapsed)	41,672	3.34
Grants outstanding, end of period	260,456	4.14

The total grant date fair value of shares vested during the three months ended May 31, 2016 and 2017, was $0.8 million and $0.1 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense recognized by the Company during the three months ended May 31, 2016 and 2017. The Company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	Three Months Ended May 31,
	2016	2017
Station operating expenses	$337	$149
Corporate expenses	519	540
Stock-based compensation expense included in operating expenses	$856	$689

As of May 31, 2017, there was $1.5 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.2 years.

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
The carrying amounts of the Company’s FCC licenses were $197.7 million as of February 28, 2017 and May 31, 2017. As of May 31, 2017, $2.0 million of the Company's FCC licenses were classified as held for sale and are included in other current assets in the accompanying condensed consolidated financial statements (see Note 10 for more discussion). Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the three months ended May 31, 2017, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
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
Valuation of Goodwill
The carrying amounts of the Company's goodwill, all of which were attributable to our radio division, were $4.6 million as of February 28, 2017 and May 31, 2017. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. The Company conducts its impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company generally uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units, with radio stations grouped by market. Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. Management believes this methodology for valuing radio properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit's goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations.

Definite-lived intangibles
As of May 31, 2017, the Company’s definite-lived intangible assets consist of trademarks and a syndicated programming contract, both of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Trademarks related to KPWR-FM were reclassified to other current assets in the accompanying condensed consolidated balance sheets as of May 31, 2017, as they are classified as held for sale. See Note 10 for more discussion of KPWR-FM. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2017 and May 31, 2017:

		As of February 28, 2017			As of May 31, 2017
		(in 000's)
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	8.3	$696	$545	$151	$397	$316	$81
Customer lists	N/A	315	289	26	—	—	—
Programming agreement	4.3	2,154	808	1,346	2,154	881	1,273
TOTAL		$3,165	$1,642	$1,523	$2,551	$1,197	$1,354
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
Total amortization expense from definite-lived intangibles for the three-month periods ended May 31, 2016 and 2017 was $0.2 million and $0.1 million, respectively. The following table presents the Company's estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
(in 000's)
Remainder of 2018	$229
2019	304
2020	304
2021	304
2022	181
Thereafter	32
Total	1,354

Note 4. Long-term Debt
Long-term debt was comprised of the following at February 28, 2017 and May 31, 2017:

	February 28, 2017	May 31, 2017
2014 Credit Agreement debt :
Revolver	$—	$8,000
Term Loan	152,245	149,197
Total 2014 Credit Agreement debt	152,245	157,197

98.7FM non-recourse debt	59,958	58,522
Other non-recourse debt (1)	8,807	9,682
Less: Current maturities	(23,600)	(21,633)
Less: Unamortized original issue discount	(7,038)	(8,023)
Total long-term debt	$190,372	$195,745

(1) The face value of other non-recourse debt was $9.5 million and $10.2 million at February 28, 2017 and May 31, 2017, respectively

2014 Credit Agreement
On June 10, 2014, Emmis entered into the 2014 Credit Agreement, by and among the Company, EOC, as borrower (the “Borrower”), certain other subsidiaries of the Company, as guarantors (the “Subsidiary Guarantors”), the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent. Capitalized terms in this section not defined elsewhere in this 10-Q are defined in the 2014 Credit Agreement and related amendments.
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
As a result of the Fourth Amendment to the 2014 Credit Agreement discussed below, the Term Loan is due not later than April 18, 2019 and, subsequent to the Second Amendment to the 2014 Credit Agreement discussed below, is amortized in an amount equal to 1.25% per annum of the original principal amount of the Term Loan, payable in quarterly installments, with the balance payable on the maturity date. As a result of the Fourth Amendment to the 2014 Credit Agreement, the revolving credit facility expires not later than August 31, 2018. Subsequent to the Fourth Amendment to the 2014 Credit Agreement, 75 basis points per annum is payable quarterly on the average unused amount of the revolving credit facility. Prior to the amendments to the 2014 Credit Agreement discussed below, the Term Loan and amounts borrowed under the revolving credit facility bore interest, at the Borrower’s option, at either (i) the Alternate Base Rate (as defined in the 2014 Credit Agreement) (but not less than 2.00%) plus 3.75% or (ii) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) (but not less than 1.00%) plus 4.75%.
The 2014 Credit Agreement is carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $5.1 million and $6.1 million as of February 28, 2017 and May 31, 2017, respectively, is being amortized as additional interest expense over the life of the 2014 Credit Agreement.
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
On April 30, 2015, Emmis entered into the Second Amendment to the 2014 Credit Agreement. The Second Amendment (i) increased the maximum Total Leverage Ratio to (A) 6.75:1.00 during the period from May 31, 2015 through February 29, 2016, (B) 6.50:1.00 for the quarter ended May 31, 2016, (C) 6.25:1.00 for the quarter ended August 31, 2016, (D) 6.00:1.00 for the quarter ended November 30, 2016, and (E) 5.75:1.00 for the quarter ended February 28, 2017, after which it reverted to the original ratio of 4.00:1.00 for the quarters ended May 31, 2017 and thereafter, (ii) required Emmis to pay a 2.00% fee on certain prepayments of the Term Loan prior to the first anniversary of the Second Amendment and required Emmis to pay a 1.00% fee on certain prepayments of the Term Loan from the first anniversary of the Second Amendment until the second anniversary of the Second Amendment, (iii) increased the Applicable Margin throughout the remainder of the term of the Credit Agreement to 5.00% for ABR Loans (as defined in the Credit Agreement) and 6.00% for Eurodollar Loans (as defined in the 2014 Credit Agreement), and (iv) increased the amortization to 0.50% per calendar quarter through January 1, 2016 and to 1.25% per calendar quarter thereafter commencing April 1, 2016. Emmis paid a total of approximately $1.1 million of transaction fees to the Lenders that consented to the Second Amendment, which were recorded as original issue discount and are being amortized over the remaining life of the 2014 Credit Agreement.
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
On April 18, 2017, Emmis entered into a Fourth Amendment to our 2014 Credit Agreement. The Fourth Amendment (i) eliminated the maximum Total Leverage Ratio covenant through May 31, 2018 and replaced it with a minimum Consolidated EBITDA covenant of $20.0 million, after which it reverts to a Total Leverage Ratio of 4.00:1.00 for the quarters ended August 31, 2018 and thereafter, (ii) reduced the Interest Coverage Ratio from 2.00:1.00 to 1.60:1.00, (iii) required Emmis to enter into definitive agreements by January 18, 2018 to sell assets that generate at least $80 million of sale proceeds and close such transactions no later than July 18, 2018, (iv) increased the Applicable Margin throughout the remainder of the term of the Credit Agreement to 6.00% for ABR Loans (as defined in the 2014 Credit Agreement) and 7.00% for Eurodollar Loans (as defined in the 2014 Credit Agreement) and increased the unused commitment fee on the revolving credit facility to 75 basis points, and (v) accelerated the maturity of the Term Loans to April 18, 2019 and the Revolving Loans to August 31, 2018. In addition to tightening or eliminating baskets and other credit enhancements for lenders, the Fourth Amendment contains ratcheting fees and premiums if the existing credit facility is not refinanced by July 18, 2018. The Fourth Amendment also required Emmis to pay a fee of 1.0% of the Term Loan holdings and Revolving Commitment of each Lender that consented to the Fourth Amendment. This fee totaled $1.5 million and was recorded as additional original issue discount and is being amortized as interest expense over the remaining life of the 2014 Credit Agreement, beginning in the three-month period ending May 31, 2017.
In connection with the closing of the sale of Texas Monthly on November 1, 2016, Emmis repaid $15.0 million of Term Loans and $8.5 million of Revolver borrowings. Under the terms of the 2014 Credit Agreement, Emmis was required to use all Net Available Proceeds (as defined in the 2014 Credit Agreement) from the sale of Texas Monthly to repay Term Loans unless it exercised its right under the 2014 Credit Agreement to reinvest a portion of the Net Available Proceeds in new long-term assets of the Company. On November 1, 2016, Emmis exercised this reinvestment right for up to $10.0 million of Net Available Proceeds. This election allows the Company to reduce the amount of Net Available Proceeds by amounts used to purchase assets within 365 days of the election, or 545 days of the election so long as the asset purchase is under contract within 365 days. Routine capital expenditures qualify as a reinvestment under the terms of the 2014 Credit Agreement. Future changes in these estimates will impact the calculation of Net Available Proceeds. The current calculation of Net Available Proceeds, reinvestments and Term Loan repayments related to the sale of Texas Monthly is as follows:

Term Loan Repayments Texas Monthly Sale
Gross proceeds from the sale of Texas Monthly	$25,000
Working capital and other closing adjustments	(747)
Transaction costs, including severance	(1,378)
Subtotal	22,875
Less: Reinvestments (estimated)	(3,475)
Less: Term Loan repayment on November 1, 2016	(15,000)
Remaining Net Available Proceeds, subject to finalization of reinvestments	$4,400
The current estimate of $4.4 million of remaining net available proceeds is included as a current maturity of long-term debt in the accompanying condensed consolidated balance sheets as of May 31, 2017. The amount is not yet final as reinvestments are estimated and could change prior to the conclusion of the reinvestment period as described above.
We were in compliance with all financial and non-financial covenants as of May 31, 2017. Our Minimum Consolidated EBITDA and Interest Coverage Ratio (each as defined in the 2014 Credit Agreement and related amendments) requirements and actual amounts as of May 31, 2017 were as follows:

	As of May 31, 2017
	Covenant Requirement		Actual Results
Minimum Consolidated EBITDA	$20.0	million	$24.4	million
Minimum Interest Coverage Ratio	1.60 : 1.00		2.10 : 1.00
98.7FM Non-recourse Debt
On May 30, 2012, the Company, through wholly-owned, newly-created subsidiaries, issued $82.2 million of non-recourse notes. Teachers Insurance and Annuity Association of America, through a participation agreement with Wells Fargo Bank Northwest, National Association, is entitled to receive payments made on the notes. The notes are obligations only of the newly-created subsidiaries, are non-recourse to the rest of the Company and its subsidiaries, and are secured by the assets of the newly-created subsidiaries, including the payments made to the newly-created subsidiary related to the 98.7FM LMA, which are guaranteed by Disney Enterprises, Inc. The notes bear interest at 4.1%. The 98.7FM non-recourse notes are carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $2.0 million and $1.9 million as of February 28, 2017 and May 31, 2017, respectively, is being amortized as additional interest expense over the life of the notes.
Other Non-recourse Debt
Digonex non-recourse notes payable consist of notes payable issued by Digonex, which were recorded at fair value on June 16, 2014, the date that Emmis acquired a controlling interest in Digonex. The notes payable, some of which are secured by the assets of Digonex, are non-recourse to the rest of the Company and its subsidiaries. The notes payable mature on December 31, 2017 and accrue interest at 5.0% per annum. Interest is due at maturity. The face value of the notes payable is $6.2 million. The Company is accreting the difference between this face value and the original $3.6 million fair value of the notes payable recorded in the acquisition of its controlling interest of the business as interest expense over the remaining term of the notes payable. Digonex is seeking to extend the maturity date of the notes to December 31, 2020. This extension requires the consent of all noteholders. As of July 13, 2017, the holders of the secured notes had agreed to the extension if the unsecured noteholders also consented, but consent from the unsecured noteholders had not yet been obtained.
During the quarter ended May 31, 2017, NextRadio, LLC issued $0.7 million of notes payable, bringing the cumulative total of notes payable issued by NextRadio, LLC to $4.0 million. The notes initially bear interest at 4.0% with interest due quarterly beginning in August 2018. The notes mature on December 23, 2021 and are to be repaid through revenues generated by enhanced advertisement revenues earned by NextRadio, LLC. If any portion of the notes remain unpaid at maturity, the lender has the option to exchange the notes for senior preferred equity of NextRadio, LLC's parent entity, TagStation, LLC. These notes are obligations of NextRadio, LLC and TagStation, LLC and are non-recourse to the rest of Emmis' subsidiaries.

Based on amounts outstanding at May 31, 2017, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

	2014 Credit Agreement
Year ended February 28 (29),	Revolver	Term Loan	98.7FM Non-recourse Debt	Other Non-recourse Debt	Total Payments
Remainder of 2018	$—	$9,767	$4,603	$6,199	$20,569
2019	8,000	4,717	6,587	—	19,304
2020	—	134,713	7,150	—	141,863
2021	—	—	7,755	—	7,755
2022	—	—	8,394	4,000	12,394
Thereafter	—	—	24,033	—	24,033
Total	$8,000	$149,197	$58,522	$10,199	$225,918

Note 5. Liquidity
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs for the next twelve months with cash and cash equivalents on hand and projected cash flows from operations. Based on these projections, management also believes the Company will be in compliance with its debt covenants for the next twelve months.

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2017 and May 31, 2017. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of May 31, 2017
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
- 2014 Credit Agreement debt: As of May 31, 2017, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $149.3 million and $157.2 million, respectively. The Company's estimate of fair value was based on quoted prices of this instrument and is considered a Level 2 measurement.
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
The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K, for the year ended February 28, 2017, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended May 31, 2017	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$38,706	$1,144	$314	$40,164
Station operating expenses excluding depreciation and amortization expense	26,134	1,355	3,741	31,230
Corporate expenses excluding depreciation and amortization expense	—	—	2,743	2,743
Depreciation and amortization	768	5	205	978
Operating income (loss)	$11,804	$(216)	$(6,375)	$5,213

Three Months Ended May 31, 2016	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$42,699	$13,092	$211	$56,002
Station operating expenses excluding depreciation and amortization expense	27,275	13,478	2,236	42,989
Corporate expenses excluding depreciation and amortization expense	—	—	3,044	3,044
Depreciation and amortization	907	73	352	1,332
Operating income (loss)	$14,517	$(459)	$(5,421)	$8,637

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 28, 2017	$260,228	$1,746	$27,364	$289,338
As of May 31, 2017	$263,768	$744	$18,208	$282,720

Note 8. Regulatory, Legal and Other Matters
Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the company that we believe are likely to have a material adverse effect on the company.

Note 9. Income Taxes
Our effective income tax rate was 17% and (4)% for the three-month periods ended May 31, 2016 and 2017, respectively. In the prior year, the Company recorded a valuation allowance for its net deferred tax assets generated during the period, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. Given the pending sale of KPWR-FM as discussed in Note 10 and the gain that will result from the transaction, the Company is estimating its effective tax rate for the fiscal year, which incorporates the reversal of a portion of the valuation allowance, and applying that rate to the pre-tax income for the applicable period.

Note 10. Other Significant Events
Sale of KPWR-FM
On May 8, 2017, Emmis entered into a definitive agreement to sell KPWR-FM in Los Angeles to the Meruelo Group for $82.8 million. As discussed in Note 4, under the terms of the Fourth Amendment to the 2014 Credit Facility, Emmis was required to enter into definitive agreements to sell assets that generated at least $80 million of proceeds by January 18, 2018. Entering into this definitive agreement satisfied that requirement. Emmis found it more advantageous to sell its standalone radio station in Los Angeles than to sell other assets to meet this requirement. This transaction is subject to, among other things, FCC approval and other customary closing conditions and is expected to close in the back half of 2017.
Also on May 8, 2017, Emmis and the Meruelo Group entered into an LMA related to KPWR-FM in Los Angeles. Under the terms of this agreement, the Meruelo Group makes monthly payments to Emmis equal to 80% of Projected BCF, as defined in the agreement, in exchange for the right to program and sell advertising for the entirety of the station’s inventory of broadcast time. If, during the term of the LMA, the Meruelo Group uses commercially reasonable efforts to maximize revenues of KPWR-FM, but despite such efforts reports a Deficiency as defined in the LMA, Emmis will reimburse the Meruelo Group for such Deficiency amount in arrears on a monthly basis. Furthermore, if station cash flow performance during the term of the LMA is less than certain agreed-upon amounts in the LMA, the purchase price of KPWR-FM will be reduced by four times the cash flow shortfall, but in no event will the purchase price be adjusted by more than $2.75 million. This LMA started on July 1, 2017.
KPWR-FM has historically been included in our Radio segment. The following table summarizes certain operating results of KPWR-FM for all periods presented. Interest expense has not been allocated to KPWR-FM in the table below as the Company can not yet estimate the amount of required Term Loan repayments associated with the eventual sale of the radio station.

	For the three months ended May 31,
	2016	2017
Net revenues	$6,676	$5,419
Station operating expenses, excluding depreciation and amortization expense	4,373	4,338
Depreciation and amortization	104	63
Operating income	2,199	1,018
Emmis determined that KPWR-FM met the requirements for held for sale classification as of May 31, 2017. Noncurrent assets related to KPWR-FM as of February 28, 2017 and May 31, 2017 consisted of property and equipment and FCC Licenses and other intangibles. KPWR-FM assets held for sale of $3.4 million as of May 31, 2017 are included in other current assets in the accompanying condensed consolidated balance sheets as the Company expects to close on the sale of the station within the next twelve months. No reclassifications were made to classify KPWR-FM assets as held for sale as of February 28, 2017. The carrying amounts of major classes of assets expected to be included in the sale of KPWR-FM as of February 28, 2017 and May 31, 2017 were as follows:

	As of February 28, 2017	As of May 31, 2017
Property and equipment, net	1,400	1,354
Indefinite-lived intangibles	2,018	2,018
Other intangibles, net	68	67
The pending sale of KPWR-FM does not qualify for reporting as a discontinued operation as it does not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45-1C.

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
For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K, for the year ended February 28, 2017. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

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
The following table summarizes the sources of our revenues for the three-month periods ended May 31, 2016 and 2017. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to our TagStation and Digonex businesses, network revenues and barter. In the year ended February 28, 2017, we sold Texas Monthly, our radio stations in Terre Haute, Indiana, and Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. These sales impact the comparability of the three months ended May 31, 2016 to the three months ended May 31, 2017.

	Three Months Ended May 31,
	2016	% of Total	2017	% of Total

Net revenues:
Local	$33,018	59.0%	$24,220	60.3%
National	5,719	10.2%	4,608	11.5%
Political	860	1.5%	129	0.3%
Publication Sales	1,383	2.5%	110	0.3%
Non Traditional	4,114	7.3%	2,488	6.2%
LMA Fees	2,583	4.6%	2,583	6.4%
Digital	4,057	7.2%	3,028	7.5%
Other	4,268	7.7%	2,998	7.5%
Total net revenues	$56,002		$40,164

As previously mentioned, we derive approximately 70% of our net revenues from advertising sales. In the three-month period ended May 31, 2017, local sales, excluding political revenues, represented approximately 84% of the advertising revenues for our radio division.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 60% of our radio division’s total advertising net revenues for the three-month periods ended May 31, 2016 and 2017. The automotive industry was the largest category for our radio division for the three-month periods ended May 31, 2016 and 2017, representing approximately 12% of our radio net revenues.
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
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's NextRadio smartphone application on a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to serve as a conduit for the radio industry to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. NextRadio LLC collected money from the radio industry and forwarded it to Sprint. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through May 31, 2017, the NextRadio application had not generated a material amount of revenue.
Since the inception of NextRadio LLC's agreement with Sprint through December 7, 2016, NextRadio LLC had remitted to Sprint approximately $33.2 million. Effective December 8, 2016, NextRadio LLC and Sprint entered into an amendment of their original agreement. The amendment called for NextRadio LLC to make installment payments totaling $6.0 million through March 15, 2017, which have been paid. In exchange, Sprint agreed to forgive the remaining $5.8 million that it was due under the original agreement, and in return receive a higher share of certain revenue generated by the NextRadio application. NextRadio LLC received a loan of $4.0 million for the sole purpose of fulfilling the payment obligations to Sprint under the amendment. The loan will be repaid out of proceeds from sales of enhanced advertising through the NextRadio application. During the three months ended May 31, 2017, NextRadio LLC received $0.65 million under the loan, which was promptly remitted to Sprint and included in station operating expenses in the accompanying condensed consolidated statement of operations. In addition, during the three months ended May 31, 2017, Emmis funded $0.3 million of the final payment to Sprint. This amount is also included in station operating expenses in the accompanying condensed consolidated statement of operations.
On July 27, 2015, NextRadio LLC entered into an agreement with AT&T whereby AT&T agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, AT&T will receive a share of certain revenue generated by the NextRadio application. This agreement was subsequently assigned to TagStation LLC (the parent entity of NextRadio LLC and owner of the TagStation and NextRadio applications). In August 2015, T-Mobile expressed its intent to include FM chip activation in its device specifications. On September 9, 2016, TagStation LLC entered into an agreement with T-Mobile whereby T-Mobile agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, T-Mobile will receive a share of certain revenue generated by the NextRadio application. TagStation LLC has been working directly with numerous device manufacturers to accelerate the availability of NextRadio to consumers. BLU Products, an American mobile phone manufacturer, has chosen to make NextRadio the native FM tuner on its Android smartphones. In April 2016 and May 2017, Alcatel and LG, respectively, entered into similar arrangements for NextRadio. The Samsung S7 and S8 family of smartphones are FM-enabled and NextRadio-compatible across all major U.S. wireless networks. TagStation LLC and the radio industry continue to work with other leading United States wireless network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones. In addition, NextRadio is incorporating streaming capabilities into its application so listeners can enjoy NextRadio regardless of whether or not the FM chip in their phone has been enabled.
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
Both the Los Angeles and New York radio markets were weak during the quarter ended May 31, 2017. Market revenues for Los Angeles and New York as measured by Miller Kaplan Arase LLP ("Miller Kaplan"), an independent public accounting firm used by the radio industry to compile revenue information, were down 5.0% and 1.1%, respectively, for the three months ended May 31, 2017, as compared to the same period of the prior year. During the same period, our station in Los Angeles, KPWR-FM, and our cluster in New York both lagged their respective market performance. As discussed above, KPWR-FM has been adversely affected by the introduction of a format competitor. Our New York operations were negatively impacted by intensifying competition for transactional business in the local market. We have made changes in our local sales organization in New York to derive more local, direct business and reduce our reliance on transactional, agency business.
As part of our business strategy, we continually evaluate potential acquisitions of radio stations and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis' 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In that respect, on August 19, 2016, we announced that we were exploring strategic alternatives for our publishing division (except Indianapolis Monthly), our radio stations in Terre Haute, Indiana, and WLIB-AM in New York. We completed our sale of Texas Monthly on November 1, 2016, our sale of radio stations in Terre Haute, Indiana on January 30, 2017, and the sale of the remainder of our publishing division (except Indianapolis Monthly) on February 28, 2017. We continue to explore our options with WLIB-AM in New York. On May 8, 2017, we entered into an agreement to sell our radio station in Los Angeles for $82.8 million. Closing is subject to certain regulatory approvals and closing conditions, but we expect the closing of this transaction to occur in the back half of 2017.

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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of May 31, 2017, excluding amounts classified as held for sale we have recorded approximately $200.3 million in goodwill and FCC licenses, which represents approximately 71% of our total assets.
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
Valuation of Goodwill
ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. The Company conducts its impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company generally uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units, with radio stations grouped by market. Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. Management believes this methodology for valuing radio properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit's goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations.
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

Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.8 million and $0.6 million for employee healthcare claims as of February 28, 2017 and May 31, 2017, respectively. The Company also maintains large deductible programs (ranging from $10 thousand to $2 million per occurrence) for general liability, property, director and officer liability, crime, fiduciary liability, workers’ compensation, employment liability, automotive liability and media liability claims.

Results of Operations for the Three-Month Period Ended May 31, 2017, Compared to May 31, 2016
Net revenues:

	For the Three Months Ended May 31,
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$42,699	$38,706	$(3,993)	(9.4)%
Publishing	13,092	1,144	(11,948)	(91.3)%
Emerging Technologies	211	314	103	48.8%
Total net revenues	$56,002	$40,164	$(15,838)	(28.3)%
Radio net revenues were down for the three-month period ended May 31, 2017. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets decreased 3.0% for the three-month period ended May 31, 2017, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 8.7% for the three-month period ended May 31, 2017, as compared to the same period of the prior year. Our performance exceeded the market average in St. Louis and Austin, but we lagged the market average in New York, Los Angeles, and Indianapolis.
For the three-month period ended May 31, 2017, as compared to the same period of the prior year, our average rate per minute for our domestic radio stations was down 11.1%, and our minutes sold were up 1.4%.
Publishing net revenues decreased during the three-month period ended May 31, 2017 due to the sale of all but one of our magazines during the year ended February 28, 2017.
Emerging technologies net revenues, which primarily relates to licensing fees of our TagStation software and pricing services provided by Digonex, increased during the three-month period ended May 31, 2017. This increase principally relates to client growth at Digonex.
Station operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended May 31,
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$27,275	$26,134	$(1,141)	(4.2)%
Publishing	13,478	1,355	(12,123)	(89.9)%
Emerging Technologies	2,236	3,741	1,505	67.3%
Total station operating expenses excluding depreciation and amortization expense	$42,989	$31,230	$(11,759)	(27.4)%
The decrease in station operating expenses excluding depreciation and amortization expense for our radio division for the three-month period ended May 31, 2017 is due to the sale of our Terre Haute radio stations in the prior year, coupled with lower revenue-related expenses.

Station operating expenses excluding depreciation and amortization expense for publishing decreased during the three-month period ended May 31, 2017 due to the sale of all but one of our magazines during the year ended February 28, 2017.
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the three-month period ended May 31, 2017 mostly due to (i) NextRadio funding $0.65 million of its obligation to Sprint with the proceeds of a third party loan, (ii) Emmis contributing $0.3 million to NextRadio, which was remitted to Sprint in connection with the final payment to Sprint, and (iii) costs associated with enhancements to the NextRadio application and TagStation platform, including the addition of streaming and enhancements to our data reporting capabilities.
Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended May 31,
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$3,044	$2,743	$(301)	(9.9)%
Corporate expenses excluding depreciation and amortization expense decreased during the three-month period ended May 31, 2017 mostly due to certain bonuses accrued in the first quarter of the prior fiscal year that were not achieved and accrued this year.
Depreciation and amortization:

	For the Three Months Ended May 31,
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$907	$768	$(139)	(15.3)%
Publishing	73	5	(68)	(93.2)%
Corporate & Emerging Technologies	352	205	(147)	(41.8)%
Total depreciation and amortization	$1,332	$978	$(354)	(26.6)%
The decrease in radio depreciation and amortization expense for the three-month period ended May 31, 2017 is mostly related to the cessation of depreciation expense on certain equipment that has reached the end of its depreciable life.
The decrease in publishing depreciation and amortization expense for the three-month period ended May 31, 2017 is due to the sale of all but one of our magazines during the year ended February 28, 2017.
The decrease in corporate & emerging technologies is mostly due to reduced amortization expense of Digonex-related definite-lived intangible assets. The Company recorded an impairment charge in fiscal 2017 related to these definite-lived intangible assets,which reduced the carrying value of these definite-lived intangibles to zero.
Operating income:

	For the Three Months Ended May 31,
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$14,517	$11,804	$(2,713)	(18.7)%
Publishing	(459)	(216)	243	52.9%
Corporate & Emerging Technologies	(5,421)	(6,375)	(954)	(17.6)%
Total operating income:	$8,637	$5,213	$(3,424)	(39.6)%
Radio operating income decreased in the three-month period ended May 31, 2017 principally due to net revenue declines, as discussed above.
Publishing operating income increased in the three-month period ended May 31, 2017 due to the sale of all but one of our magazines in fiscal 2017. Collectively, these magazines were not profitable in the first quarter of fiscal 2017.

Corporate and emerging technologies operating loss increased in the three-month period ended May 31, 2017 mostly due to higher expenses associated with TagStation and NextRadio, as discussed above.
Interest expense:

	For the Three Months Ended May 31,
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(4,690)	$(4,666)	$24	(0.5)%
Interest expense was down slightly for the three-month period ended May 31, 2017 due to lower debt balances as compared to the prior year, mostly offset by higher interest rates on amounts outstanding under our 2014 Credit Agreement as a result of the Fourth Amendment to our 2014 Credit Agreement on April 18, 2017. The weighted-average interest rate of debt outstanding under our 2014 Credit Agreement was 7.0% and 8.2% at May 31, 2016 and 2017, respectively.
Provision for income taxes:

	For the Three Months Ended May 31,
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$675	$(22)	$(697)	(103.3)%

During the three months ended May 31, 2016, the Company was recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. Due to the expected closing of the sale of KPWR-FM in Los Angeles in fiscal 2018 and the associated gain on sale, the Company is estimating its effective tax rate for the fiscal year, which incorporates the reversal of a portion of the valuation allowance, and applying that rate to the pre-tax income for the applicable period.
Consolidated net income:

	For the Three Months Ended May 31,
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$3,315	$572	$(2,743)	(82.7)%
Consolidated net income for the three-month period ended May 31, 2017 decreased due to declines in radio net revenues, coupled with higher expenses associated with our TagStation and NextRadio businesses, as discussed above.

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
At May 31, 2017, we had cash and cash equivalents of $2.2 million and net working capital of $1.1 million. At February 28, 2017, we had cash and cash equivalents of $11.3 million and net working capital of $(8.1) million. The increase in net working capital is largely due to a reduction of current maturities associated with our 2014 Credit Agreement debt. Mandatory amortization payments of our Term Loan decreased as a result of our repayment of Term Loans in connection with the sale of various assets in fiscal 2017. The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs for the next twelve months with cash and cash equivalents on hand and projected cash flows from operations. Based on these projections, management also believes the Company will be in compliance with its debt covenants for the next twelve months.
In recent years, the Company has recorded significant impairment charges, mostly attributable to our FCC licenses, goodwill and other definite-lived intangible assets. These impairment charges have had no impact on our liquidity or compliance with debt covenants.
On August 19, 2016, the Company announced it was exploring strategic alternatives for its publishing division, (excluding Indianapolis Monthly), WLIB-AM in New York City, and its Terre Haute radio stations. The Company completed the sale of Texas Monthly on November 1, 2016 for gross proceeds of $25.0 million in cash. The Company completed the sale of its four radio stations in Terre Haute, Indiana, on January 30, 2017 for gross proceeds of $5.2 million in cash. The Company completed the sale of its remaining magazines (except Indianapolis Monthly) on February 28, 2017 for gross proceeds of $6.5 million in cash. We continue to explore our options with WLIB-AM in New York. On May 8, 2017, we entered into an agreement to sell our radio station in Los Angeles for $82.8 million. Closing is subject to certain regulatory approvals and closing conditions, but we expect the closing of this transaction to occur in the back half of 2017.
Operating Activities
Cash provided by operating activities was $2.1 million during the three months ended May 31, 2016 as compared to cash used in operating activities of $10.3 million for the three months ended May 31, 2017. The decrease in cash provided by operating activities is mostly due to the decrease in operating income as previously discussed, coupled with timing differences related to the settlement of certain accounts payable and accrued expenses.
Investing Activities
Cash used in investing activities was $0.4 million during the three months ended May 31, 2016 and 2017. We expect capital expenditures to be approximately $2.2 million in the current fiscal year, compared to $2.9 million in fiscal 2017. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash generated from operating activities and borrowings under our 2014 Credit Agreement.
Financing Activities
Cash used in financing activities was $1.9 million for the three months ended May 31, 2016 as compared to cash provided by financing activities of $1.5 million for the three months ended May 31, 2017. During the three months ended May 31, 2016, cash used in financing activities related to net repayments of debt of $0.5 million, $1.2 million of distributions paid to noncontrolling interests, and $0.2 million of tax withholding settlements on stock issued to employees. During the three months ended May 31, 2017, cash provided by financing activities related to net borrowings of debt of $4.2 million, partially offset by $1.1 million of distributions paid to noncontrolling interests, $1.6 million of debt-related costs, and $0.1 million of tax withholding settlements on stock issued to employees.
As of May 31, 2017, Emmis had $157.2 million of borrowings under the 2014 Credit Agreement and $68.7 million ($58.5 million related to 98.7FM in New York, $6.2 million related to Digonex, and $4.0 million related to NextRadio) of non-recourse debt. Borrowings under the 2014 Credit Agreement bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of May 31, 2017, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 8.2%. The non-recourse debt related to 98.7FM in New York bears interest at 4.1% per annum, the non-recourse debt related to Digonex bears interest at 5.0% per annum, and the non-recourse debt related to NextRadio bears interest at 4.0% per annum.
The debt service requirements of Emmis over the next twelve-month period are expected to be $22.7 million related to our 2014 Credit Agreement, as amended, ($9.8 million of principal repayments and $12.9 million of interest payments) and $8.5 million related to our 98.7FM non-recourse debt ($6.2 million of principal repayments and $2.3 million of interest payments). Digonex non-recourse debt ($6.2 million face amount, $5.7 million carrying amount as of May 31, 2017) is due in December 2017. The Company is currently working with holders of the Digonex non-recourse debt to extend the maturity date of the debt. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2014 Credit Agreement debt bears interest at variable rates. The Company estimated interest payments for the 2014 Credit Agreement above by using the amounts outstanding under the 2014 Credit Agreement as of May 31, 2017 and the weighted average interest rate as of the same date.
At July 7, 2017, we had $7.0 million available for additional borrowing under our 2014 Credit Agreement. No letters of credit were outstanding. Availability under the 2014 Credit Agreement depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of May 31, 2017. As part of our business strategy, we continually evaluate potential acquisitions of radio stations and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis' 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In that respect, on August 19, 2016, we announced that we were exploring strategic alternatives for our publishing division (except Indianapolis Monthly), our radio stations in Terre Haute, Indiana, and WLIB-AM in New York. We completed our sale of Texas Monthly on November 1, 2016, our sale of radio stations in Terre Haute, Indiana on January 30, 2017, and the sale of the remainder of our publishing division (except Indianapolis Monthly) on February 28, 2017. We continue to explore our options with WLIB-AM in New York. On May 8, 2017, we entered into an agreement to sell our radio station in Los Angeles for $82.8 million. Closing is subject to certain regulatory approvals and closing conditions, but we expect the closing of this transaction to occur in the back half of 2017.
Intangibles
As of May 31, 2017, approximately 71% of our total assets consisted of FCC broadcast licenses and goodwill, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.
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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of May 31, 2017 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended May 31, 2017, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended May 31, 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
March 1, 2017 - March 31, 2017	927	$2.66	—	$—
April 1, 2017 - April 30, 2017	—	$—	—	$—
May 1, 2017 - May 31, 2017	16,712	$3.29	—	$—
	17,639		—

Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective July 7, 2016		8-K		3.1	7/7/2016
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.1	Successor agent agreement and amendment to credit agreement dated as of April 18, 2017 by and among JPMorgan Chase Bank, N.A., in its capacity as the existing administrative agent, the Bank of New York Mellon, in its capacity as successor administrative agent, Emmis Operating Company, certain other subsidiaries of the Company and the lenders party thereto		8-K		10.1	4/24/2017
10.2	Asset Purchase Agreement, dated as of May 8, 2017, by and among Emmis Radio, LLC, Emmis Radio License, LLC and KWHY-22 Broadcasting, LLC		8-K		10.1	5/9/2017
10.3	Local Programming and Marketing Agreement, dated as of May 8, 2017, by and among Emmis Radio License, LLC and KWHY-22 Broadcasting, LLC		8-K		10.2	5/9/2017
10.4	Employment Agreement, dated as of March 1, 2017, by and between Emmis Operating Company and J. Scott Enright ++		10-K		10.14	5/11/2017
10.5	Emmis Communications Corporation 2017 Equity Compensation Plan ++		DEF-14A			5/26/2017
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
++ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: July 13, 2017	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and Treasurer