Form 10-Q
period 2017-08-31
EMMIS COMMUNICATIONS CORP
filed 2017-10-12
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 9, 2017, was:

11,568,454	Shares of Class A Common Stock, $.01 Par Value
1,142,366	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2017	2016	2017
NET REVENUES	$58,774	$42,848	$114,776	$83,012
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $1,085, $701, $2,195 and $1,495, respectively	46,991	33,904	89,980	65,134
Corporate expenses excluding depreciation and amortization expense of $197, $180, $419, and $364, respectively	2,453	2,538	5,497	5,281
Impairment loss on intangible assets	2,988	—	2,988	—
Depreciation and amortization	1,282	881	2,614	1,859
Gain on sale of assets, net of disposition costs	—	(76,706)	—	(76,706)
Loss on disposal of property and equipment	125	12	125	12
Total operating expenses	53,839	(39,371)	101,204	(4,420)
OPERATING INCOME	4,935	82,219	13,572	87,432
OTHER EXPENSE:
Interest expense	(4,758)	(4,548)	(9,448)	(9,214)
Loss on debt extinguishment	—	(2,523)	—	(2,523)
Other income, net	89	11	132	14
Total other expense	(4,669)	(7,060)	(9,316)	(11,723)
INCOME BEFORE INCOME TAXES	266	75,159	4,256	75,709
PROVISION FOR INCOME TAXES	664	4,394	1,339	4,372
CONSOLIDATED NET (LOSS) INCOME	(398)	70,765	2,917	71,337
NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(733)	808	(104)	1,647
NET INCOME ATTRIBUTABLE TO THE COMPANY	335	69,957	3,021	69,690

NET INCOME PER SHARE - BASIC	$0.03	$5.69	$0.25	$5.67
NET INCOME PER SHARE - DILUTED	$0.03	$5.59	$0.25	$5.59
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	12,047	12,292	11,922	12,287
Diluted	12,299	12,513	12,043	12,463

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2017	2016	2017
CONSOLIDATED NET (LOSS) INCOME	$(398)	$70,765	$2,917	$71,337
LESS: COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(733)	808	(104)	1,647
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$335	$69,957	$3,021	$69,690

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28, 2017	August 31, 2017
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,349	$4,718
Restricted cash	2,323	2,161
Accounts receivable, net	26,484	25,454
Prepaid expenses	4,798	4,877
Other current assets	1,503	1,502
Total current assets	46,457	38,712
PROPERTY AND EQUIPMENT, NET	30,845	28,613
INTANGIBLE ASSETS (NOTE 3):
Indefinite-lived intangibles	197,666	195,648
Goodwill	4,603	4,603
Other intangibles, net	1,523	1,278
Total intangible assets	203,792	201,529
OTHER ASSETS, NET	8,244	8,422
Total assets	$289,338	$277,276

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28, 2017	August 31, 2017
		(Unaudited)
LIABILITIES AND (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,398	$4,620
Current maturities of long-term debt (Note 4)	23,600	16,367
Accrued salaries and commissions	6,238	2,061
Deferred revenue	4,560	5,654
Other current liabilities	6,807	6,166
Total current liabilities	54,603	34,868
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 4)	190,372	125,244
OTHER NONCURRENT LIABILITIES	4,842	5,921
DEFERRED INCOME TAXES	43,537	44,937
Total liabilities	293,354	210,970
COMMITMENTS AND CONTINGENCIES
(DEFICIT) EQUITY:
Class A common stock, $.01 par value; authorized 42,500,000 shares; issued and outstanding 11,278,065 shares at February 28, 2017 and 11,568,454 shares at August 31, 2017	113	116
Class B common stock, $.01 par value; authorized 7,500,000 shares; issued and outstanding 1,142,366 shares at February 28, 2017 and August 31, 2017	11	11
Additional paid-in capital	592,320	593,556
Accumulated deficit	(629,381)	(559,691)
Total shareholders’ (deficit) equity	(36,937)	33,992
NONCONTROLLING INTERESTS	32,921	32,314
Total (deficit) equity	(4,016)	66,306
Total liabilities and (deficit) equity	$289,338	$277,276

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN (DEFICIT) EQUITY
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2017	11,278,065	$113	1,142,366	$11	$592,320	$(629,381)	$32,921	$(4,016)
Net income						69,690	1,647	71,337
Issuance of common stock to employees and officers	263,139	3			1,175			1,178
Exercise of stock options	27,250				61			61
Distributions to noncontrolling interests							(2,254)	(2,254)
Balance, August 31, 2017	11,568,454	$116	1,142,366	$11	$593,556	$(559,691)	$32,314	$66,306

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Six Months Ended August 31,
	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$2,917	$71,337
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities -
Impairment loss on intangible assets	2,988	—
Gain on sale of assets, net of disposition costs	—	(76,706)
Depreciation and amortization	2,614	1,859
Amortization of debt discount	854	1,466
Noncash accretion of debt	371	371
Loss on debt extinguishment	—	2,523
Provision for bad debts	53	636
Provision for deferred income taxes	1,267	1,400
Noncash compensation	1,516	1,396
Loss on disposal of property and equipment	125	12
Changes in assets and liabilities -
Restricted cash	(354)	162
Accounts receivable	(3,458)	394
Prepaid expenses and other current assets	(114)	(96)
Other assets	(432)	(196)
Accounts payable and accrued liabilities	(2,208)	(12,955)
Deferred revenue	172	1,161
Income taxes	(82)	(107)
Other liabilities	(140)	713
Net cash provided by (used in) operating activities	6,089	(6,630)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(711)	(838)
Net proceeds from the sale of assets	283	79,968
Distributions from investments, net	61	—
Net cash (used in) provided by investing activities	(367)	79,130

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Six Months Ended August 31,
	2016	2017

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(13,165)	(88,774)
Proceeds from long-term debt	11,000	13,690
Debt-related costs	—	(1,636)
Distributions to noncontrolling interests	(2,074)	(2,254)
Proceeds from the exercise of stock options	20	61
Purchase of Class A common stock	(5)	—
Settlement of tax withholding obligations on stock issued to employees	(260)	(218)
Net cash used in financing activities	(4,484)	(79,131)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,238	(6,631)
CASH AND CASH EQUIVALENTS:
Beginning of period	4,456	11,349
End of period	$5,694	$4,718
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$7,943	$8,321
Cash paid for (refund from) income taxes, net	112	(19)
Noncash financing transactions-
Stock issued to employees and directors	1,518	1,393
 The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
August 31, 2017
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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at August 31, 2017, the results of its operations for the three-month and six-month periods ended August 31, 2016 and 2017, and cash flows for the six-month periods ended August 31, 2016 and 2017.
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
Basic and Diluted Net Income Per Common Share
Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2016 and 2017 consisted of stock options and restricted stock awards. The following table sets forth the calculation of basic and diluted net income per share:

	For the three months ended
	August 31, 2016			August 31, 2017
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$335	12,047	$0.03	$69,957	12,292	$5.69
Impact of equity awards	—	252		—	221
Diluted net income per common share:
Net income available to common shareholders	$335	12,299	$0.03	$69,957	12,513	$5.59

	For the six months ended
	August 31, 2016			August 31, 2017
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$3,021	11,922	$0.25	$69,690	12,287	$5.67
Impact of equity awards	—	121	—	—	176	—
Diluted net income per common share:
Net income available to common shareholders	$3,021	12,043	$0.25	$69,690	12,463	$5.59

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2016	2017	2016	2017
	(shares in 000’s )
Equity awards	1,340	1,960	1,491	2,276
Antidilutive common share equivalents	1,340	1,960	1,491	2,276

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
On May 8, 2017, Emmis and an affiliate of the Meruelo Group (the "Meruelo Group") entered into an LMA and asset purchase agreement related to KPWR-FM in Los Angeles. This LMA started on July 1, 2017 and terminated with the consummation of the sale of KPWR-FM on August 1, 2017. Emmis recognized $0.4 million of LMA fee revenue as a component of net revenues in our accompanying condensed consolidated statements of operations related to this LMA. See Note 10 for more discussion of our sale of KPWR-FM to the Meruelo Group.
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

	For the three months ended August 31,		For the six months ended August 31,
	2016	2017	2016	2017
	(amounts in 000's)
Net revenues	$2,583	$2,583	$5,166	$5,166
Station operating expenses, excluding depreciation and amortization expense	363	296	614	589
Interest expense	715	656	1,443	1,328

Assets and liabilities of 98.7FM as of February 28, 2017 and August 31, 2017 were as follows:

	As of February 28,	As of August 31,
	2017	2017
	(amounts in 000's)
Current assets:
Restricted cash	$1,550	$1,511
Prepaid expenses	445	481
Other current assets	7	13
Total current assets	2,002	2,005
Noncurrent assets:
Property and equipment, net	229	274
Indefinite lived intangibles	46,390	46,390
Deposits and other	6,205	6,406
Total noncurrent assets	52,824	53,070
Total assets	$54,826	$55,075
Current liabilities:
Accounts payable and accrued expenses	$54	$22
Current maturities of long-term debt	6,039	6,317
Deferred revenue	807	835
Other current liabilities	205	195
Total current liabilities	7,105	7,369
Noncurrent liabilities:
Long-term debt, net of current portion and unamortized debt discount	51,954	48,859
Total noncurrent liabilities	51,954	48,859
Total liabilities	$59,059	$56,228

Restricted Cash
As of August 31, 2017, restricted cash relates to cash on deposit in trust accounts related to our 98.7FM LMA in New York City that services long-term debt and cash held in escrow as part of our sale of four magazines in February 2017. The table below summarizes restricted cash held by the Company as of February 28, 2017 and August 31, 2017:

	As of February 28,	As of August 31,
	2017	2017
98.7FM LMA restricted cash	$1,550	$1,511
NextRadio LLC restricted cash	123	—
Cash held in escrow from sale of magazines restricted cash	650	650
Total restricted cash	$2,323	$2,161

Noncontrolling Interests
The Company follows Accounting Standards Codification paragraph 810-10-65-1 to report the noncontrolling interests related to our Austin radio partnership and Digonex Technologies Inc., a dynamic pricing business (hereinafter "Digonex"). We have a 50.1% controlling interest in our Austin radio partnership. We do not own any of the common equity of Digonex, but we consolidate the entity because we control its board of directors via rights granted in convertible preferred stock and convertible debt that we own. As of August 31, 2017, Emmis owns rights that are convertible into approximately 82% of Digonex's common equity.

Noncontrolling interests represent the noncontrolling interest holders' proportionate share of the equity of the Austin radio partnership and Digonex. Noncontrolling interests are adjusted for the noncontrolling interest holders' proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. Below is a summary of the noncontrolling interest activity for the six months ended August 31, 2016 and 2017:

	Austin radio partnership	Digonex	Total noncontrolling interests
Balance, February 29, 2016	$47,556	$(9,159)	$38,397
Net income (loss)	3,048	(3,152)	(104)
Distributions to noncontrolling interests	(2,074)	—	(2,074)
Balance, August 31, 2016	$48,530	$(12,311)	$36,219

Balance, February 28, 2017	$46,830	$(13,909)	$32,921
Net income (loss)	3,151	(1,504)	1,647
Distributions to noncontrolling interests	(2,254)	—	(2,254)
Balance, August 31, 2017	$47,727	$(15,413)	$32,314

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended August 31, 2016 and 2017:

	Six Months Ended August 31,
	2016	2017
Risk-Free Interest Rate:	0.9% - 1.2%	1.7% - 1.9%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.3	4.4
Expected Volatility:	58.6% - 60.0%	52.9% - 53.6%

The following table presents a summary of the Company’s stock options outstanding at August 31, 2017, and stock option activity during the six months ended August 31, 2017 (“Price” reflects the weighted average exercise price per share; "Aggregate Intrinsic Value" dollars in thousands):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	2,559,643	$5.17
Granted	331,250	2.77
Exercised	27,250	2.25
Forfeited	8,331	2.29
Expired	74,815	14.15
Outstanding, end of period	2,780,497	4.68	6.9	$277
Exercisable, end of period	1,512,093	5.47	5.1	$215

Cash received from option exercises for the six months ended August 31, 2016 and 2017 was less than $0.1 million in both periods. The Company did not record an income tax benefit relating to the options exercised during the six months ended August 31, 2016 or 2017.
The weighted average per share grant date fair value of options granted during the six months ended August 31, 2016 and 2017, was $1.13 and $1.24, respectively.
A summary of the Company’s nonvested options at August 31, 2017, and changes during the six months ended August 31, 2017, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	1,090,375	$2.26
Granted	331,250	1.24
Vested	144,890	4.26
Forfeited	8,331	1.10
Nonvested, end of period	1,268,404	1.77
There were 2.3 million shares available for future grants under the Company’s various equity plans (2.0 million shares under the 2017 Equity Compensation Plan and 0.3 million shares under other plans) at August 31, 2017, not including shares that may become available for future grants upon forfeiture, lapse or surrender for taxes.
The vesting dates of outstanding options at August 31, 2017 range from September 2017 to July 2020, and expiration dates range from March 2018 to August 2027.

Restricted Stock Awards
The Company grants restricted stock awards to directors annually, and periodically grants restricted stock to employees in connection with employment agreements. Awards to directors are granted on the date of our annual meeting of shareholders and vest on the earlier of (i) the completion of the director’s 3-year term or (ii) the third anniversary of the date of grant. Restricted stock award grants are granted out of the Company’s 2017 Equity Compensation Plan. The Company may also award, out of the Company’s 2017 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares may be immediately lapsed on the grant date.
The following table presents a summary of the Company’s restricted stock grants outstanding at August 31, 2017, and restricted stock activity during the six months ended August 31, 2017 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	196,706	$4.64
Granted	346,462	2.87
Vested (restriction lapsed)	163,802	3.65
Grants outstanding, end of period	379,366	3.45

The total grant date fair value of shares vested during the six months ended August 31, 2016 and 2017, was $1.0 million and $0.6 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense recognized by the Company during the three months and six months ended August 31, 2016 and 2017. The Company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2017	2016	2017
Station operating expenses	$197	$177	$534	$326
Corporate expenses	463	530	982	1,070
Stock-based compensation expense included in operating expenses	$660	$707	$1,516	$1,396

As of August 31, 2017, there was $1.8 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.3 years.

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
The carrying amounts of the Company’s FCC licenses were $197.7 million and $195.6 million as of February 28, 2017 and August 31, 2017, respectively. The decrease in the carrying amount of FCC licenses relates to our sale of KPWR-FM (see Note 10 for more discussion). Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the six months ended August 31, 2017, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
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
Valuation of Goodwill
The carrying amounts of the Company's goodwill, all of which were attributable to our radio division, were $4.6 million as of February 28, 2017 and August 31, 2017. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. The Company conducts its impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company generally uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units, with radio stations grouped by market. Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. Management believes this methodology for valuing radio properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit's goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations.

Definite-lived intangibles
As of August 31, 2017, the Company’s definite-lived intangible assets consist of trademarks and a syndicated programming contract, both of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Trademarks related to KPWR-FM were sold during the three months ended August 31, 2017. See Note 10 for more discussion of the sale of KPWR-FM. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2017 and August 31, 2017:

		As of February 28, 2017			As of August 31, 2017
		(in 000's)
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	7.8	$696	$545	$151	$397	$318	$79
Customer lists	N/A	315	289	26	—	—	—
Programming agreement	4.1	2,154	808	1,346	2,154	955	1,199
TOTAL		$3,165	$1,642	$1,523	$2,551	$1,273	$1,278
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
Total amortization expense from definite-lived intangibles for the six-month periods ended August 31, 2016 and 2017 was $0.5 million and $0.1 million, respectively. The following table presents the Company's estimate of future amortization expense for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
(in 000's)
Remainder of 2018	$153
2019	304
2020	304
2021	304
2022	181
Thereafter	32
Total	$1,278

Note 4. Long-term Debt
Long-term debt was comprised of the following at February 28, 2017 and August 31, 2017:

	February 28, 2017	August 31, 2017
2014 Credit Agreement debt :
Revolver	$—	$5,000
Term Loan	152,245	74,421
Total 2014 Credit Agreement debt	152,245	79,421

98.7FM non-recourse debt	59,958	57,008
Other non-recourse debt (1)	8,807	9,868
Less: Current maturities	(23,600)	(16,367)
Less: Unamortized original issue discount	(7,038)	(4,686)
Total long-term debt	$190,372	$125,244

(1) The face value of other non-recourse debt was $9.5 million and $10.2 million at February 28, 2017 and August 31, 2017, respectively

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
As a result of the Fourth Amendment to the 2014 Credit Agreement discussed below, the Term Loan is due not later than April 18, 2019 and the revolving credit facility expires on August 31, 2018. The Company no longer makes quarterly amortization payments related to the Term Loan as a result of repayments made in connection with the Company's sale of KPWR-FM. Subsequent to the Fourth Amendment to the 2014 Credit Agreement, 75 basis points per annum is payable quarterly on the average unused amount of the revolving credit facility. Prior to the amendments to the 2014 Credit Agreement discussed below, the Term Loan and amounts borrowed under the revolving credit facility bore interest, at the Borrower’s option, at either (i) the Alternate Base Rate (as defined in the 2014 Credit Agreement) (but not less than 2.00%) plus 3.75% or (ii) the Adjusted LIBO Rate (as defined in the 2014 Credit Agreement) (but not less than 1.00%) plus 4.75%.
The 2014 Credit Agreement is carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $5.1 million and $2.9 million as of February 28, 2017 and August 31, 2017, respectively, is being amortized as additional interest expense over the life of the 2014 Credit Agreement. In connection with the Term Loan repayment made during the three months ended August 31, 2017 as a result of the KPWR-FM sale, the Company wrote-off $2.5 million of the original issue discount which is recorded as loss on debt extinguishment in the accompanying condensed consolidated financial statements.
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
On April 18, 2017, Emmis entered into a Fourth Amendment to our 2014 Credit Agreement. The Fourth Amendment (i) eliminated the maximum Total Leverage Ratio covenant through May 31, 2018 and replaced it with a minimum Consolidated EBITDA covenant, after which it reverts to a Total Leverage Ratio of 4.00:1.00 for the quarters ended August 31, 2018 and thereafter, (ii) reduced the Interest Coverage Ratio from 2.00:1.00 to 1.60:1.00, (iii) required Emmis to enter into definitive agreements by January 18, 2018 to sell assets that generate at least $80 million of sale proceeds and close such transactions no later than July 18, 2018, (iv) increased the Applicable Margin throughout the remainder of the term of the Credit Agreement to 6.00% for ABR Loans (as defined in the 2014 Credit Agreement) and 7.00% for Eurodollar Loans (as defined in the 2014 Credit Agreement) and increased the unused commitment fee on the revolving credit facility to 75 basis points, and (v) accelerated the maturity of the Term Loans to April 18, 2019 and the Revolving Loans to August 31, 2018. In addition to tightening or eliminating baskets and other credit enhancements for lenders, the Fourth Amendment contains ratcheting fees and premiums if the existing credit facility is not refinanced by July 18, 2018. The Fourth Amendment also required Emmis to pay a fee of 1.0% of the Term Loan holdings and Revolving Commitment of each Lender that consented to the Fourth Amendment. This fee totaled $1.5 million and was recorded as additional original issue discount and is being amortized as interest expense over the remaining life of the 2014 Credit Agreement, beginning in the three-month period ending May 31, 2017.
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
The current estimate of $4.4 million of remaining net available proceeds is included as a current maturity of long-term debt in the accompanying condensed consolidated balance sheets as of August 31, 2017. The amount is not yet final as reinvestments are estimated and could change prior to the conclusion of the reinvestment period as described above.
We were in compliance with all financial and non-financial covenants as of August 31, 2017. Our Minimum Consolidated EBITDA and Interest Coverage Ratio (each as defined in the 2014 Credit Agreement and related amendments) requirements and actual amounts as of August 31, 2017 were as follows:

	As of August 31, 2017
	Covenant Requirement		Actual Results
Minimum Consolidated EBITDA	$13.6	million	$17.5	million
Minimum Interest Coverage Ratio	1.60 : 1.00		2.59 : 1.00
98.7FM Non-recourse Debt
On May 30, 2012, the Company, through wholly-owned, newly-created subsidiaries, issued $82.2 million of non-recourse notes. Teachers Insurance and Annuity Association of America, through a participation agreement with Wells Fargo Bank Northwest, National Association, is entitled to receive payments made on the notes. The notes are obligations only of the newly-created subsidiaries, are non-recourse to the rest of the Company and its subsidiaries, and are secured by the assets of the newly-created subsidiaries, including the payments made to the newly-created subsidiary related to the 98.7FM LMA, which are guaranteed by Disney Enterprises, Inc. The notes bear interest at 4.1%. The 98.7FM non-recourse notes are carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $2.0 million and $1.8 million as of February 28, 2017 and August 31, 2017, respectively, is being amortized as additional interest expense over the life of the notes.
Other Non-recourse Debt
Digonex non-recourse notes payable consist of notes payable issued by Digonex, which were recorded at fair value on June 16, 2014, the date that Emmis acquired a controlling interest in Digonex. The notes payable, some of which are secured by the assets of Digonex, are non-recourse to the rest of the Company and its subsidiaries. During the quarter ended August 31, 2017, Digonex noteholders agreed to extend the maturity date of the notes from December 31, 2017 to December 31, 2020. The notes accrue interest at 5.0% per annum with interest due at maturity. The face value of the notes payable is $6.2 million. The Company is accreting the difference between this face value and the original $3.6 million fair value of the notes payable recorded in the acquisition of its controlling interest of the business as interest expense over the remaining term of the notes payable.
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

Based on amounts outstanding at August 31, 2017, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

	2014 Credit Agreement		98.7FM Non-recourse	Other Non-recourse
Year ended February 28 (29),	Revolver	Term Loan	Debt	Debt	Total Payments
Remainder of 2018	$—	$4,400	$3,089	$—	$7,489
2019	5,000	—	6,587	—	11,587
2020	—	70,021	7,150	—	77,171
2021	—	—	7,755	6,239	13,994
2022	—	—	8,394	4,000	12,394
Thereafter	—	—	24,033	—	24,033
Total	$5,000	$74,421	$57,008	$10,239	$146,668

Note 5. Liquidity and Going Concern

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The Company adopted ASU 2014-15 during the year ended February 28, 2017. Subsequent to adoption, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods.
In evaluating the Company’s ability to continue as a going concern, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the interim financial statements were issued (October 12, 2017). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before October 12, 2018.
As of August 31, 2017, the Company classified its $5.0 million revolver debt as current because the revolver expires on August 31, 2018. The Company also classified $4.4 million of Term Loan debt associated with the proceeds received from the sale of Texas Monthly as current because it is due during the quarter ending November 30, 2017. The Company also expects to pay approximately $6.5 million of cash interest obligations related to our 2014 Credit Agreement and $3.2 million of income taxes to various tax jurisdictions prior to October 12, 2018. The Company’s current projections indicate that forecasted cash flows may be insufficient for the Company to settle all of these obligations in full and continue without a revolver subsequent to August 31, 2018.
Management is currently exploring a number of options that would allow the Company to meet all of the aforementioned obligations. Management believes that it is probable that it will refinance the debt outstanding under the 2014 Credit Agreement prior to August 31, 2018. The Company has successfully refinanced its credit agreement debt many times in the past. Recent asset sales and associated term loan repayments have significantly reduced the Company’s leverage ratio, which management believes will enhance its ability to refinance the debt. Management is also exploring several alternatives that would further reduce our leverage ratio, including the sale of WLIB-AM in New York City. While management does not believe the sale of this or any other asset is required to complete a refinancing, management believes it would likely improve the economics of a refinancing for the Company.
Management's intention and belief that the credit agreement debt will be refinanced during the next twelve months assumes, among other things, that the Company will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could cause a default under the Company's credit agreement.

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2017 and August 31, 2017. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of August 31, 2017
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
- 2014 Credit Agreement debt: As of August 31, 2017, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $76.8 million and $79.4 million, respectively. The Company's estimate of fair value was based on quoted prices of this instrument and is considered a Level 2 measurement.
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
The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 28, 2017, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended August 31, 2017	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$41,764	$846	$238	$42,848
Station operating expenses excluding and depreciation and amortization expense	29,881	1,104	2,919	33,904
Corporate expenses excluding depreciation and amortization expense	—	—	2,538	2,538
Depreciation and amortization	676	5	200	881
Gain on sale of assets, net of disposition costs	(76,745)	39	—	(76,706)
Loss on disposal of property and equipment	—	12	—	12
Operating income (loss)	$87,952	$(314)	$(5,419)	$82,219

Three Months Ended August 31, 2016	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$45,972	$12,619	$183	$58,774
Station operating expenses excluding LMA fees and depreciation and amortization expense	31,661	12,959	2,371	46,991
Corporate expenses excluding depreciation and amortization expense	—	—	2,453	2,453
Impairment loss on intangible assets	—	—	2,988	2,988
Depreciation and amortization	881	69	332	1,282
Loss on disposal of fixed assets	125	—	—	125
Operating income (loss)	$13,305	$(409)	$(7,961)	$4,935

Six Months Ended August 31, 2017	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$80,470	$1,990	$552	$83,012
Station operating expenses excluding depreciation and amortization expense	56,015	2,459	6,660	65,134
Corporate expenses excluding depreciation and amortization expense	—	—	5,281	5,281
Depreciation and amortization	1,444	10	405	1,859
Gain on sale of assets, net of disposition costs	(76,745)	39	—	(76,706)
Loss on disposal of property and equipment	—	12	—	12
Operating income (loss)	$99,756	$(530)	$(11,794)	$87,432

Six Months Ended August 31, 2016	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$88,671	$25,711	$394	$114,776
Station operating expenses excluding depreciation and amortization expense	58,936	26,437	4,607	89,980
Corporate expenses excluding depreciation and amortization expense	—	—	5,497	5,497
Impairment loss	—	—	2,988	2,988
Depreciation and amortization	1,788	142	684	2,614
Loss on disposal of property and equipment	125	—	—	125
Operating income (loss)	$27,822	$(868)	$(13,382)	$13,572

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 28, 2017	$260,228	$1,746	$27,364	$289,338
As of August 31, 2017	$258,162	$697	$18,417	$277,276

Note 8. Regulatory, Legal and Other Matters
During the quarter ended August 31, 2017, Emmis filed suit against Hour Media Group, LLC ("Hour") for breach of the asset purchase agreement related to the February 28, 2017 sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. Hour filed a counterclaim against Emmis alleging that Emmis engaged in a series of actions that constitute a breach of the asset purchase agreement. Emmis believes that Hour's claims are without merit and is vigorously defending this lawsuit. Approximately $0.65 million of the purchase price related to this sale remains in escrow and is likely to remain in escrow until this matter is resolved. This cash is included in restricted cash on our condensed consolidated balance sheets as of August 31, 2017.
Emmis is a party to various other legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Note 9. Income Taxes
Our effective income tax rate was 31% and 6% for the six-month periods ended August 31, 2016 and 2017, respectively. In the prior year, the Company recorded a valuation allowance for its net deferred tax assets generated during the period, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. Given the sale of KPWR-FM as discussed in Note 10 and the gain that resulted from the transaction, the Company is estimating its effective tax rate for the fiscal year, which incorporates the reversal of a portion of the valuation allowance, and applying that rate to the pre-tax income for the applicable period, which is primarily responsible for the difference between the statutory rate and the effective tax rate.

Note 10. Other Significant Events
Sale of KPWR-FM
On August 1, 2017, Emmis closed on its sale of KPWR-FM for gross proceeds of approximately $80.1 million in cash to affiliates of the Meruelo Group. After payment of transaction costs and withholding for estimated tax obligations, net proceeds as defined in the 2014 Credit Agreement totaled approximately $73.6 million and were used to repay term loan indebtedness. As discussed in Note 4, under the terms of the Fourth Amendment to the 2014 Credit Facility, Emmis was required to enter into definitive agreements to sell assets that generated at least $80 million of proceeds by January 18, 2018 and to close on such transactions following receipt of required regulatory approvals. The sale of KPWR-FM satisfied these requirements. Emmis found it more advantageous to sell its standalone radio station in Los Angeles than to sell other assets to meet this requirement.
KPWR-FM was operated pursuant to an LMA from July 1, 2017 through the closing of the sale on August 1, 2017. Affiliates of the Meruelo Group paid an LMA fee to Emmis totaling $0.4 million during this period, which is included in net revenues in the accompanying condensed consolidated statements of operations and in the summary of KPWR-FM results included below.
KPWR-FM had historically been included in our Radio segment. The following table summarizes certain operating results of KPWR-FM for all periods presented. Pursuant to Accounting Standards Codification 205-20-45-6, interest expense associated with the required Term Loan repayment associated with the sale of KPWR-FM is included in the results below. The sale of KPWR-FM did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45.

	For the three months ended August 31,		For the six months ended August 31,
	2016	2017	2016	2017
Net revenues	$6,709	$2,399	$13,385	$7,818
Station operating expenses, excluding depreciation and amortization expense	4,356	2,590	8,729	6,928
Depreciation and amortization	103	—	207	63
Gain on sale of assets, net of disposition costs	—	(76,745)	—	(76,745)
Operating income	2,250	76,554	4,449	77,572
Interest expense	1,317	1,055	2,633	2,494
Income before income taxes	933	75,499	1,816	75,078
Unaudited pro forma summary information is presented below for the three-month and six-month periods ended August 31, 2016 and 2017, assuming the November 1, 2016 sale of Texas Monthly, the January 30, 2017 sale of our radio stations in Terre Haute, the February 28, 2017 sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine, the August 1, 2017 sale of KPWR-FM, and the related mandatory debt repayments of these sales had occurred on the first day of the proforma periods presented below. See Note 7 of our 10-K for the year ending February 28, 2017 for more discussion of the various sales completed during our prior fiscal year.

	For the three months ended August 31, (unaudited)		For the six months ended August 31, (unaudited)
	2016	2017	2016	2017
Net revenues	$39,856	$40,451	$76,686	$75,201
Station operating expenses, excluding depreciation and amortization expense	30,316	31,275	56,348	58,113
Consolidated net (loss) income	(41)	1,335	2,119	1,948
Net income attributable to the Company	692	527	2,223	301
Net income per share - basic	$0.06	$0.04	$0.19	$0.02
Net income per share - diluted	$0.06	$0.04	$0.18	$0.02

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

GENERAL
We principally own and operate radio properties located in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent approximately 65% of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. The Nielsen Company generally measures radio station ratings in our domestic markets on a weekly basis using a passive digital system of measuring listening (the Portable People Meter™). Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
The following table summarizes the sources of our revenues for the three-month and six-month periods ended August 31, 2016 and 2017. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to our TagStation and Digonex businesses, network revenues and barter. In the year ended February 28, 2017, we sold Texas Monthly, our radio stations in Terre Haute, Indiana, and Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. We sold KPWR-FM on August 1, 2017. These sales impact the comparability of the three-month and six-month periods ended August 31, 2016 to the three-month and six-month periods ended August 31, 2017.

	Three Months Ended August 31,				Six Months Ended August 31,
	2016	% of Total	2017	% of Total	2016	% of Total	2017	% of Total
	(Dollars in thousands)
Net revenues:
Local	$31,499	53.6%	$21,263	49.6%	$64,517	56.2%	$45,483	54.8%
National	5,788	9.8%	4,179	9.8%	11,507	10.0%	8,787	10.6%
Political	304	0.5%	40	0.1%	1,164	1.0%	169	0.2%
Publication Sales	1,311	2.2%	99	0.2%	2,694	2.3%	209	0.3%
Non Traditional	9,450	16.1%	8,763	20.5%	13,564	11.8%	11,251	13.6%
LMA Fees	2,583	4.4%	3,004	7.0%	5,166	4.5%	5,587	6.7%
Digital	4,058	6.9%	2,772	6.5%	8,115	7.1%	5,800	7.0%
Other	3,781	6.5%	2,728	6.3%	8,049	7.1%	5,726	6.8%
Total net revenues	$58,774		$42,848		$114,776		$83,012

As previously mentioned, we derive approximately 65% of our net revenues from advertising sales. In the six-month period ended August 31, 2017, local sales, excluding political revenues, represented approximately 83% of the advertising revenues for our radio division.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 61% of our radio division’s total advertising net revenues for the six-month periods ended August 31, 2016 and 2017. The automotive industry was the largest category for our radio division for the six-month periods ended August 31, 2016 and 2017, representing approximately 11% and 10% of our radio net revenues, respectively.
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
SIGNIFICANT TRANSACTIONS
Emmis consummated the following asset sales in the prior fiscal year: (i) the November 1, 2016 sale of Texas Monthly, (ii) the January 30, 2017 sale of our radio stations in Terre Haute, and (iii) the February 28, 2017 sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. On August 1, 2017, Emmis sold KPWR-FM in Los Angeles. Unaudited pro forma summary information is presented below for the three-month and six-month periods ended August 31, 2016 and 2017, assuming these sales and the related mandatory debt repayments of these sales had occurred on the first day of the proforma periods presented below. See Note 7 of our 10-K for the year ending February 28, 2017 for more discussion of the various sales completed during our prior fiscal year and see Note 10 of this report for more discussion of our sale of KPWR-FM.

	For the three months ended August 31, (unaudited)		For the six months ended August 31, (unaudited)
	2016	2017	2016	2017
Net revenues	$39,856	$40,451	$76,686	$75,201
Station operating expenses, excluding depreciation and amortization expense	30,316	31,275	56,348	58,113
Consolidated net (loss) income	(41)	1,335	2,119	1,948
Net income attributable to the Company	692	527	2,223	301
Net income per share - basic	$0.06	$0.04	$0.19	$0.02
Net income per share - diluted	$0.06	$0.04	$0.18	$0.02

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

The Company and the radio industry are leading several initiatives to address these issues. The radio industry is working aggressively to increase the number of smartphones and other wireless devices that contain an enabled FM tuner. Most smartphones currently sold in the United States contain an FM tuner. However, most wireless carriers in the United States have not historically permitted the FM tuner to receive the free over-the-air local radio stations it was designed to receive. Furthermore, in many countries outside the United States, enabled FM tuners are made available to smartphone consumers; consequently, radio listening increases. Activating FM as a feature on smartphones sold in the United States has the potential to increase radio listening and improve the perception of the radio industry while offering wireless network providers the benefits of a proven emergency notification system, reduced network congestion from audio streaming services, and a host of new revenue generating applications. Emmis is at the leading edge of this initiative and has developed TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, and NextRadio®, a smartphone application that marries over-the-air FM radio broadcasts with visual and interactive features, as an industry solution to enrich the user experience of listening to free over-the-air radio broadcasts on their FM-enabled smartphones and other wireless devices. Recently, we introduced the Dial ReportTM, an online data portal that enables advertisers and other interested parties to access rich data about the usage and consumption of radio and the behavior of radio listeners.
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's NextRadio smartphone application on a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to serve as a conduit for the radio industry to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. NextRadio LLC collected money from the radio industry and forwarded it to Sprint. Emmis has not guaranteed NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through August 31, 2017, the NextRadio application had not generated a material amount of revenue.
Since the inception of NextRadio LLC's agreement with Sprint through December 7, 2016, NextRadio LLC had remitted to Sprint approximately $33.2 million. Effective December 8, 2016, NextRadio LLC and Sprint entered into an amendment of their original agreement. The amendment called for NextRadio LLC to make installment payments totaling $6.0 million through March 15, 2017, which have been paid. In exchange, Sprint agreed to forgive the remaining $5.8 million that it was due under the original agreement, and in return receive a higher share of certain revenue generated by the NextRadio application. NextRadio LLC received a loan of $4.0 million for the sole purpose of fulfilling the payment obligations to Sprint under the amendment. The loan will be repaid out of proceeds from sales of enhanced advertising through the NextRadio application. During the six months ended August 31, 2017, NextRadio LLC received $0.65 million under the loan, which was promptly remitted to Sprint and included in station operating expenses in the accompanying condensed consolidated statement of operations. In addition, during the six months ended August 31, 2017, Emmis funded $0.3 million of the final payment to Sprint. This amount is also included in station operating expenses in the accompanying condensed consolidated statement of operations.
On July 27, 2015, NextRadio LLC entered into an agreement with AT&T whereby AT&T agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, AT&T will receive a share of certain revenue generated by the NextRadio application. This agreement was subsequently assigned to TagStation LLC (the parent entity of NextRadio LLC and owner of the TagStation and NextRadio applications). In August 2015, T-Mobile expressed its intent to include FM chip activation in its device specifications. On September 9, 2016, TagStation LLC entered into an agreement with T-Mobile whereby T-Mobile agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, T-Mobile will receive a share of certain revenue generated by the NextRadio application. TagStation LLC has been working directly with numerous device manufacturers to accelerate the availability of NextRadio to consumers. BLU Products, an American mobile phone manufacturer, has chosen to make NextRadio the native FM tuner on its Android smartphones. Alcatel and LG entered into similar arrangements for NextRadio. The Samsung S7 and

S8 family of smartphones are FM-enabled and NextRadio-compatible across all major U.S. wireless networks. TagStation LLC and the radio industry continue to work with other leading United States wireless network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones. In addition, NextRadio recently incorporated streaming capabilities into its application so listeners can enjoy NextRadio regardless of whether or not the FM chip in their phone has been enabled.
Emmis granted the U.S. radio industry (as defined in the funding agreements) a call option on substantially all of the assets used in the NextRadio and TagStation businesses in the United States. The call option may be exercised in August 2019 by paying Emmis a purchase price equal to the greater of (i) the appraised fair market value of the NextRadio and TagStation businesses, or (ii) two times Emmis' cumulative investments in the development of the businesses through August 2015. If the call option is exercised, the businesses will continue to be subject to the operating limitations applicable today, and no radio operator will be permitted to own more than 30% of the NextRadio and TagStation businesses.
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
The results of our radio operations are heavily dependent on the results of our stations in the New York market. Following the sale of KPWR-FM in Los Angeles in August 2017, we expect our radio operations in New York to account for approximately 45% of our radio net revenues. Our acquisition of WBLS-FM and WLIB-AM in New York in fiscal 2015 enhanced our ability to adapt to competitive environment shifts in that market, but some of our competitors that operate larger station clusters are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP ("Miller Kaplan"), an independent public accounting firm used by the radio industry to compile revenue information, were up 1.7% for the six months ended August 31, 2017, as compared to the same period of the prior year. During this period, revenues for our New York cluster were down 1.8%. Our New York operations were negatively impacted by intensifying competition for transactional business in the local market. We have made changes in our local sales organization in New York to derive more local, direct business and reduce our reliance on transactional, agency business.
As part of our business strategy, we continually evaluate potential acquisitions of radio stations and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis' 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In that respect, on August 19, 2016, we announced that we were exploring strategic alternatives for our publishing division (except Indianapolis Monthly), our radio stations in Terre Haute, Indiana, and WLIB-AM in New York. We completed our sale of Texas Monthly on November 1, 2016, our sale of radio stations in Terre Haute, Indiana on January 30, 2017, and the sale of the remainder of our publishing division (except Indianapolis Monthly) on February 28, 2017. On May 8, 2017, we entered into an agreement to sell our radio station in Los Angeles and completed that sale on August 1, 2017. We continue to explore our options with WLIB-AM in New York.

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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of August 31, 2017, we have recorded approximately $200.3 million in goodwill and FCC licenses, which represents approximately 72% of our total assets.
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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.8 million and $0.5 million for employee healthcare claims as of February 28, 2017 and August 31, 2017, respectively. The Company also maintains large deductible programs (ranging from $10 thousand to $2 million per occurrence) for general liability, property, director and officer liability, crime, fiduciary liability, workers’ compensation, employment liability, automotive liability and media liability claims.

Results of Operations for the Three-Month and Six-Month Periods Ended August 31, 2017, Compared to August 31, 2016
Net revenues:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$45,972	$41,764	$(4,208)	(9.2)%	$88,671	$80,470	$(8,201)	(9.2)%
Publishing	12,619	846	(11,773)	(93.3)%	25,711	1,990	(23,721)	(92.3)%
Emerging Technologies	183	238	55	30.1%	394	552	158	40.1%
Total net revenues	$58,774	$42,848	$(15,926)	(27.1)%	$114,776	$83,012	$(31,764)	(27.7)%
Radio net revenues were down for the three-month and six-month periods ended August 31, 2017 mostly due to the commencement of the LMA for KPWR-FM on July 1, 2017 and the eventual sale of KPWR-FM on August 1, 2017. Excluding the effects of radio station sales, our radio net revenues would have been up 2% for the three months ended August 31, 2017 and down 2% for the six months ended August 31, 2017.
We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets increased 0.9% for the six-month period ended August 31, 2017, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 2.2% for the six-month period ended August 31, 2017, as compared to the same period of the prior year. Our performance exceeded the market average in St. Louis and Austin, but we lagged the market average in New York and Indianapolis.
Publishing net revenues decreased during the three-month and six-month period ended August 31, 2017 due to the sale of all but one of our magazines during the year ended February 28, 2017.
Emerging technologies net revenues, which primarily relate to licensing fees of our TagStation software and pricing services provided by Digonex, increased during the three-month and six-month periods ended August 31, 2017. This increase principally relates to client growth at Digonex.
Station operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$31,661	$29,881	$(1,780)	(5.6)%	$58,936	$56,015	$(2,921)	(5.0)%
Publishing	12,959	1,104	(11,855)	(91.5)%	26,437	2,459	(23,978)	(90.7)%
Emerging Technologies	2,371	2,919	548	23.1%	4,607	6,660	2,053	44.6%
Total station operating expenses excluding depreciation and amortization expense	$46,991	$33,904	$(13,087)	(27.9)%	$89,980	$65,134	$(24,846)	(27.6)%
The decrease in station operating expenses excluding depreciation and amortization expense for our radio division for the three-month and six-month periods ended August 31, 2017 is due to the sale of our Terre Haute radio stations in the prior year and KPWR-FM in August 2017. Also, KPWR-FM was operated pursuant to an LMA effective July 1, 2017.
The decrease in station operating expenses excluding depreciation and amortization expense for publishing for the three-month and six-month periods ended August 31, 2017 is due to the sale of all but one of our magazines during the year ended February 28, 2017.
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the three-month period ended August 31, 2017 mostly due to costs associated with enhancements to the NextRadio application and TagStation platform, including the addition of streaming and enhancements to our data reporting capabilities. Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the six-month period ended August 31, 2017 due to (i) NextRadio funding $0.65 million of its obligation to Sprint with the proceeds of a third party loan, (ii) Emmis contributing $0.3 million to NextRadio, which was remitted to Sprint in connection with the final payment to Sprint, and (iii) costs associated with enhancements to the NextRadio application and TagStation platform, including the addition of streaming and enhancements to our data reporting capabilities.
Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$2,453	$2,538	$85	3.5%	$5,497	$5,281	$(216)	(3.9)%
Corporate expenses excluding depreciation and amortization expense decreased during the six-month period ended August 31, 2017 mostly due to $0.3 million of nonrecurring costs incurred during the prior year related to a going private transaction that was not consummated.

Impairment loss on intangible assets:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss on intangible assets	$2,988	$—	$(2,988)	(100.0)%	$2,988	$—	$(2,988)	(100.0)%
In connection with an interim review for impairment during the three months ended August 31, 2016, the Company recorded an impairment loss of $2.1 million related to goodwill and $0.9 million related to definite-lived intangibles assets, all of which related to Digonex.
Depreciation and amortization:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$881	$676	$(205)	(23.3)%	$1,788	$1,444	$(344)	(19.2)%
Publishing	69	5	(64)	(92.8)%	142	10	(132)	(93.0)%
Corporate & Emerging Technologies	332	200	(132)	(39.8)%	684	405	(279)	(40.8)%
Total depreciation and amortization	$1,282	$881	$(401)	(31.3)%	$2,614	$1,859	$(755)	(28.9)%
The decrease in radio depreciation and amortization expense for the three-month and six-month periods ended August 31, 2017 is related to the cessation of depreciation expense on certain equipment that has reached the end of its depreciable life, coupled with the decline in depreciation and amortization as a result of the sale of KPWR-FM.
The decrease in publishing depreciation and amortization expense for the three-month and six-month periods ended August 31, 2017 is due to the sale of all but one of our magazines during the year ended February 28, 2017.
The decrease in corporate & emerging technologies is mostly due to reduced amortization expense of Digonex-related definite-lived intangible assets. The Company recorded an impairment charge in fiscal 2017 related to these definite-lived intangible assets, which reduced the carrying value of these definite-lived intangibles to zero.
Gain on sale of assets, net of disposition costs:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Gain on sale of assets, net of disposition costs:
Radio	$—	(76,745)	$(76,745)	N/A	$—	(76,745)	$(76,745)	N/A
Publishing	—	39	39	N/A	—	39	39	N/A
Total gain on sale of assets, net of disposition costs	$—	$(76,706)	$(76,706)	N/A	$—	$(76,706)	$(76,706)	N/A
During the quarter ended August 31, 2017, the Company closed on its sale of KPWR-FM in Los Angeles and recorded a $76.7 million gain on sale of assets, net of disposition costs.

Operating income:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$13,305	$87,952	$74,647	561.0%	$27,822	$99,756	$71,934	258.6%
Publishing	(409)	(314)	95	23.2%	(868)	(530)	338	38.9%
Corporate & Emerging Technologies	(7,961)	(5,419)	2,542	31.9%	(13,382)	(11,794)	1,588	11.9%
Total operating income:	$4,935	$82,219	$77,284	1,566.0%	$13,572	$87,432	$73,860	544.2%
Radio operating income increased in the three-month and six-month periods ended August 31, 2017 principally due to the gain on sale of KPWR-FM.
Publishing operating income increased in the three-month and six-month periods ended August 31, 2017 due to the sale of all but one of our magazines in fiscal 2017. Collectively, these magazines were not profitable in the first half of fiscal 2017.
Corporate and emerging technologies operating loss decreased in the three-month and six-month periods ended August 31, 2017 mostly due to the $3.0 million impairment charge related to Digonex intangible assets in the prior year that was nonrecurring.
Interest expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(4,758)	$(4,548)	$210	(4.4)%	$(9,448)	$(9,214)	$234	(2.5)%
Interest expense was down slightly for the three-month and six-month periods ended August 31, 2017 due to lower debt balances as compared to the prior year, mostly offset by higher interest rates on amounts outstanding under our 2014 Credit Agreement as a result of the Fourth Amendment to our 2014 Credit Agreement on April 18, 2017. The weighted-average interest rate of debt outstanding under our 2014 Credit Agreement was 7.0% and 8.2% at August 31, 2016 and 2017, respectively.
Provision for income taxes:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$664	$4,394	$3,730	561.7%	$1,339	$4,372	$3,033	226.5%
During the three-month and six-month periods ended August 31, 2016, the Company was recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. Due to the gain on sale of KPWR-FM in Los Angeles, the Company is estimating its effective tax rate for the fiscal year, which incorporates the reversal of a portion of the valuation allowance, and applying that rate to the pre-tax income for the applicable period.

Consolidated net (loss) income:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net (loss) income	$(398)	$70,765	$71,163	N/M	$2,917	$71,337	$68,420	2,345.6%
Consolidated net income for the three-month and six-month periods ended August 31, 2017 increased due to the gain on sale of KPWR-FM.

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
At August 31, 2017, we had cash and cash equivalents of $4.7 million and net working capital of $3.8 million. At February 28, 2017, we had cash and cash equivalents of $11.3 million and net working capital of $(8.1) million. The increase in net working capital is largely due to a reduction of current maturities associated with our 2014 Credit Agreement debt, coupled with the cyclical nature of the business. Mandatory amortization payments of our Term Loan were eliminated as a result of our repayment of Term Loans in connection with the sale of KPWR-FM in August 2017.
In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The Company adopted ASU 2014-15 during the year ended February 28, 2017. Subsequent to adoption, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods.
In evaluating the Company’s ability to continue as a going concern, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the interim financial statements were issued (October 12, 2017). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before October 12, 2018.
As of August 31, 2017, the Company classified its $5.0 million revolver debt as current because the revolver expires on August 31, 2018. The Company also classified $4.4 million of Term Loan debt associated with the proceeds received from the sale of Texas Monthly as current because it is due during the quarter ending November 30, 2017. The Company also expects to pay approximately $6.5 million of cash interest obligations related to our 2014 Credit Agreement and $3.2 million of income taxes to various tax jurisdictions prior to October 12, 2018. The Company’s current projections indicate that forecasted cash flows may be insufficient for the Company to settle all of these obligations in full and continue without a revolver subsequent to August 31, 2018.
Management is currently exploring a number of options that would allow the Company to meet all of the aforementioned obligations. Management believes that it is probable that it will refinance the debt outstanding under the 2014 Credit Agreement prior to August 31, 2018. The Company has successfully refinanced its credit agreement debt many times in the past. Recent asset sales and associated term loan repayments have significantly reduced the Company’s leverage ratio, which management believes will enhance its ability to refinance the debt. Management is also exploring several alternatives that would further reduce our leverage ratio, including the sale of WLIB-AM in New York City. While management does not believe the sale of this or any other asset is required to complete a refinancing, management believes it would likely improve the economics of a refinancing for the Company.
Management's intention and belief that the credit agreement debt will be refinanced during the next twelve months assumes, among other things, that the Company will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could cause a default under the Company's credit agreement.

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
The Company completed its sale of KPWR-FM in Los Angeles on August 1, 2017 for gross proceeds of $80.1 million in cash.
Operating Activities
Cash provided by operating activities was $6.1 million during the six months ended August 31, 2016 as compared to cash used in operating activities of $6.6 million for the six months ended August 31, 2017. The decrease in cash provided by operating activities is mostly due to the decrease in operating income (excluding the gain on sale of KPWR-FM), coupled with timing differences related to the settlement of certain accounts payable and accrued expenses.
Investing Activities
Cash used in investing activities was $0.4 million during the six months ended August 31, 2016 as compared to cash provided by investing activities of $79.1 million for the six months ended August 31, 2017. Cash used in investing activities during the six months ended August 31, 2016 entirely related to capital expenditures. Cash provided by investing activities for the six months ended August 31, 2017 related to $80.0 million of cash proceeds from the sale of KPWR-FM partially offset by $0.8 million of capital expenditures. We expect capital expenditures to be approximately $2.2 million in the current fiscal year, compared to $2.9 million in fiscal 2017. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash generated from operating activities and borrowings under our 2014 Credit Agreement.
Financing Activities
Cash used in financing activities was $4.5 million and $79.1 million for the six months ended August 31, 2016 and 2017, respectively. During the six months ended August 31, 2016, cash used in financing activities related to net repayments of debt of $2.2 million, $2.1 million of distributions paid to noncontrolling interests, and $0.3 million of tax withholding settlements on stock issued to employees. During the six months ended August 31, 2017, cash used in financing activities related to net repayments of debt of $75.1 million, $2.3 million of distributions paid to noncontrolling interests, $1.6 million of debt-related costs, and $0.2 million of tax withholding settlements on stock issued to employees.
As of August 31, 2017, Emmis had $79.4 million of borrowings under the 2014 Credit Agreement and $67.2 million ($57.0 million related to 98.7FM in New York, $6.2 million related to Digonex, and $4.0 million related to NextRadio) of non-recourse debt. Borrowings under the 2014 Credit Agreement bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of August 31, 2017, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 8.2%. The non-recourse debt related to 98.7FM in New York bears interest at 4.1% per annum, the non-recourse debt related to Digonex bears interest at 5.0% per annum, and the non-recourse debt related to NextRadio bears interest at 4.0% per annum.
The debt service requirements of Emmis over the next twelve-month period are expected to be $16.6 million related to our 2014 Credit Agreement, as amended, ($10.1 million of principal repayments and $6.5 million of interest payments) and $8.5 million related to our 98.7FM non-recourse debt ($6.3 million of principal repayments and $2.2 million of interest payments). Digonex non-recourse debt ($6.2 million face amount, $5.9 million carrying amount as of August 31, 2017) is due in December 2020. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2014 Credit Agreement debt bears interest at variable rates. The Company estimated interest payments for the 2014 Credit Agreement above by using the amounts outstanding under the 2014 Credit Agreement as of August 31, 2017 and the weighted average interest rate as of the same date.
At October 9, 2017, we had $17.0 million available for additional borrowing under our 2014 Credit Agreement. No letters of credit were outstanding. Availability under the 2014 Credit Agreement depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of August 31, 2017. As part of our business strategy, we continually evaluate potential acquisitions of radio stations and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis' 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In that respect, on August 19, 2016, we announced that we were exploring strategic alternatives for our publishing division (except Indianapolis Monthly), our radio stations in Terre Haute, Indiana, and WLIB-AM in New York. We completed our sale of Texas Monthly on November 1, 2016, our sale of radio stations in Terre Haute, Indiana on January 30, 2017, and the sale of the remainder of our publishing division (except Indianapolis Monthly) on February 28, 2017. On May 8, 2017, we entered into an agreement to sell our radio station in Los Angeles and completed that sale on August 1, 2017. We continue to explore our options with WLIB-AM in New York.
Intangibles
As of August 31, 2017, approximately 72% of our total assets consisted of FCC broadcast licenses and goodwill, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.
Regulatory, Legal and Other Matters
During the quarter ended August 31, 2017, Emmis filed suit against Hour Media Group, LLC ("Hour") for breach of the asset purchase agreement related to the February 28, 2017 sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. Hour filed a counterclaim against Emmis alleging that Emmis engaged in a series of actions that constitute a breach of the asset purchase agreement. Emmis believes that Hour's claims are without merit and is vigorously defending this lawsuit. Approximately $0.65 million of the purchase price related to this sale remains in escrow and is likely to remain in escrow until this matter is resolved. This cash is included in restricted cash on our condensed consolidated balance sheets as of August 31, 2017.
Emmis is a party to various other legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the company that we believe are likely to have a material adverse effect on the Company.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of August 31, 2017 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended August 31, 2017, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended August 31, 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
June 1, 2017 - June 30, 2017	186	$3.27	—	$—
July 1, 2017 - July 31, 2017	54,087	$2.95	—	$—
August 1, 2017 - August 31, 2017	—	$—	—	$—
	54,273		—

Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective July 7, 2016		8-K		3.1	7/7/2016
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.1	Form of Option Grant Agreement ++		8-K		10.1	7/13/2017
10.2	Form of Restricted Stock Agreement ++		8-K		10.2	7/13/2017
10.3	Employment Agreement with Patrick M. Walsh effective August 1, 2017 ++		8-K		10.1	8/3/2017
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
++ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: October 12, 2017	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and Treasurer