Form 10-Q
period 2017-11-30
EMMIS COMMUNICATIONS CORP
filed 2018-01-11
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2017

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 8, 2018, was:

11,626,611	Shares of Class A Common Stock, $.01 Par Value
1,142,366	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2017	2016	2017
NET REVENUES	$56,299	$35,345	$171,075	$118,357
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $934, $700, $3,129 and $2,195, respectively	45,426	27,986	135,406	93,120
Corporate expenses excluding depreciation and amortization expense of $198, $180, $617, and $544, respectively	3,397	2,500	8,894	7,781
Impairment loss on intangible assets	—	—	2,988	—
Depreciation and amortization	1,132	880	3,746	2,739
(Gain) loss on sale of assets, net of disposition costs	(17,491)	46	(17,491)	(76,660)
Loss on disposal of property and equipment	—	1	125	13
Total operating expenses	32,464	31,413	133,668	26,993
OPERATING INCOME	23,835	3,932	37,407	91,364
OTHER EXPENSE:
Interest expense	(4,481)	(3,000)	(13,929)	(12,214)
Loss on debt extinguishment	(478)	(139)	(478)	(2,662)
Other income, net	10	10	142	24
Total other expense	(4,949)	(3,129)	(14,265)	(14,852)
INCOME BEFORE INCOME TAXES	18,886	803	23,142	76,512
PROVISION FOR INCOME TAXES	629	371	1,968	4,743
CONSOLIDATED NET INCOME	18,257	432	21,174	71,769
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	581	711	477	2,358
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$17,676	$(279)	$20,697	$69,411

NET INCOME (LOSS) PER SHARE - BASIC	$1.46	$(0.02)	$1.73	$5.63
NET INCOME (LOSS) PER SHARE - DILUTED	$1.43	$(0.02)	$1.70	$5.53
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	12,114	12,347	11,989	12,321
Diluted	12,387	12,347	12,163	12,554

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2017	2016	2017
CONSOLIDATED NET INCOME	$18,257	$432	$21,174	$71,769
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	581	711	477	2,358
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$17,676	$(279)	$20,697	$69,411

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28, 2017	November 30, 2017
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,349	$3,897
Restricted cash	2,323	2,362
Accounts receivable, net	26,484	23,274
Prepaid expenses	4,798	4,250
Other current assets	1,503	1,457
Total current assets	46,457	35,240
PROPERTY AND EQUIPMENT, NET	30,845	28,161
INTANGIBLE ASSETS (NOTE 3):
Indefinite-lived intangibles	197,666	195,648
Goodwill	4,603	4,603
Other intangibles, net	1,523	1,202
Total intangible assets	203,792	201,453
OTHER ASSETS, NET	8,244	8,501
Total assets	$289,338	$273,355

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28, 2017	November 30, 2017
		(Unaudited)
LIABILITIES AND (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,398	$5,276
Current maturities of long-term debt (Note 4)	23,600	16,101
Accrued salaries and commissions	6,238	2,839
Deferred revenue	4,560	4,602
Other current liabilities	6,807	3,528
Total current liabilities	54,603	32,346
LONG-TERM DEBT, NET OF CURRENT MATURITIES (NOTE 4)	190,372	123,792
OTHER NONCURRENT LIABILITIES	4,842	5,728
DEFERRED INCOME TAXES	43,537	45,418
Total liabilities	293,354	207,284
COMMITMENTS AND CONTINGENCIES
(DEFICIT) EQUITY:
Class A common stock, $.01 par value; authorized 42,500,000 shares; issued and outstanding 11,278,065 shares at February 28, 2017 and 11,626,611 shares at November 30, 2017	113	116
Class B common stock, $.01 par value; authorized 7,500,000 shares; issued and outstanding 1,142,366 shares at February 28, 2017 and November 30, 2017	11	11
Additional paid-in capital	592,320	594,191
Accumulated deficit	(629,381)	(559,970)
Total shareholders’ (deficit) equity	(36,937)	34,348
NONCONTROLLING INTERESTS	32,921	31,723
Total (deficit) equity	(4,016)	66,071
Total liabilities and (deficit) equity	$289,338	$273,355

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN (DEFICIT) EQUITY
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2017	11,278,065	$113	1,142,366	$11	$592,320	$(629,381)	$32,921	$(4,016)
Net income						69,411	2,358	71,769
Issuance of common stock to employees and officers	296,296	3			1,740			1,743
Exercise of stock options	52,250				131			131
Distributions to noncontrolling interests							(3,556)	(3,556)
Balance, November 30, 2017	11,626,611	$116	1,142,366	$11	$594,191	$(559,970)	$31,723	$66,071

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Nine Months Ended November 30,
	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$21,174	$71,769
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities -
Impairment loss on intangible assets	2,988	—
Gain on sale of assets, net of disposition costs	(17,491)	(76,660)
Depreciation and amortization	3,746	2,739
Amortization of debt discount	1,270	2,011
Noncash accretion of debt	557	474
Loss on debt extinguishment	478	2,662
Provision for bad debts	161	743
Provision for deferred income taxes	1,900	1,881
Noncash compensation	2,217	2,016
Loss on disposal of property and equipment	125	13
Changes in assets and liabilities -
Restricted cash	(631)	(39)
Accounts receivable	(2,732)	2,467
Prepaid expenses and other current assets	532	576
Other assets	(715)	(483)
Accounts payable and accrued liabilities	(2,728)	(11,521)
Deferred revenue	(146)	109
Income taxes	(87)	(129)
Other liabilities	(916)	(2,092)
Net cash provided by (used in) operating activities	9,702	(3,464)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,403)	(1,191)
Net proceeds from the sale of assets	23,466	80,130
Distributions from investments, net	66	—
Proceeds from the sale of property and equipment	283	—
Other	(35)	—
Net cash provided by investing activities	22,377	78,939

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Nine Months Ended November 30,
	2016	2017

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(45,862)	(98,281)
Proceeds from long-term debt	16,000	20,690
Debt-related costs	(32)	(1,636)
Distributions to noncontrolling interests	(4,263)	(3,556)
Proceeds from the exercise of stock options	115	131
Purchase of Class A common stock	(5)	—
Settlement of tax withholding obligations on stock issued to employees	(431)	(275)
Net cash used in financing activities	(34,478)	(82,927)
DECREASE IN CASH AND CASH EQUIVALENTS	(2,399)	(7,452)
CASH AND CASH EQUIVALENTS:
Beginning of period	4,456	11,349
End of period	$2,057	$3,897
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$12,082	$10,558
Cash paid for income taxes, net	112	2,178
Noncash financing transactions-
Stock issued to employees and directors	2,217	2,016
 The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
November 30, 2017
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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at November 30, 2017, the results of its operations for the three-month and nine-month periods ended November 30, 2016 and 2017, and cash flows for the nine-month periods ended November 30, 2016 and 2017.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 that have had a material impact on our condensed consolidated financial statements and related notes.
Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2016 and 2017 consisted of stock options and restricted stock awards. The following table sets forth the calculation of basic and diluted net income (loss) per share:

	For the three months ended
	November 30, 2016			November 30, 2017
	Net Income	Shares	Net Income Per Share	Net Loss	Shares	Net Loss Per Share
	(amounts in 000’s, except per share data)
Basic net income (loss) per common share:
Net income (loss) available to common shareholders	$17,676	12,114	$1.46	$(279)	12,347	$(0.02)
Impact of equity awards	—	273		—	—
Diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$17,676	12,387	$1.43	$(279)	12,347	$(0.02)

	For the nine months ended
	November 30, 2016			November 30, 2017
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$20,697	11,989	$1.73	$69,411	12,321	$5.63
Impact of equity awards	—	174	—	—	233	—
Diluted net income per common share:
Net income available to common shareholders	$20,697	12,163	$1.70	$69,411	12,554	$5.53

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the three months ended November 30,		For the nine months ended November 30,
	2016	2017	2016	2017
	(shares in 000’s )
Equity awards	1,237	1,703	1,362	1,948
Antidilutive common share equivalents	1,237	1,703	1,362	1,948

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

	For the three months ended November 30,		For the nine months ended November 30,
	2016	2017	2016	2017
	(amounts in 000's)
Net revenues	$2,582	$2,582	$7,748	$7,748
Station operating expenses, excluding depreciation and amortization expense	346	293	960	882
Interest expense	699	640	2,142	1,968

Assets and liabilities of 98.7FM as of February 28, 2017 and November 30, 2017 were as follows:

	As of February 28,	As of November 30,
	2017	2017
	(amounts in 000's)
Current assets:
Restricted cash	$1,550	$1,712
Prepaid expenses	445	464
Other current assets	7	22
Total current assets	2,002	2,198
Noncurrent assets:
Property and equipment, net	229	291
Indefinite lived intangibles	46,390	46,390
Deposits and other	6,205	6,475
Total noncurrent assets	52,824	53,156
Total assets	$54,826	$55,354
Current liabilities:
Accounts payable and accrued expenses	$54	$19
Current maturities of long-term debt	6,039	6,451
Deferred revenue	807	835
Other current liabilities	205	190
Total current liabilities	7,105	7,495
Noncurrent liabilities:
Long-term debt, net of current portion and unamortized debt discount	51,954	47,255
Total noncurrent liabilities	51,954	47,255
Total liabilities	$59,059	$54,750

Restricted Cash
As of November 30, 2017, restricted cash relates to cash on deposit in trust accounts related to our 98.7FM LMA in New York City that services long-term debt and cash held in escrow as part of our sale of four magazines in February 2017. The table below summarizes restricted cash held by the Company as of February 28, 2017 and November 30, 2017:

	As of February 28,	As of November 30,
	2017	2017
98.7FM LMA restricted cash	$1,550	$1,712
NextRadio LLC restricted cash	123	—
Cash held in escrow from sale of magazines restricted cash	650	650
Total restricted cash	$2,323	$2,362

Noncontrolling Interests
The Company follows Accounting Standards Codification paragraph 810-10-65-1 to report the noncontrolling interests related to our Austin radio partnership and Digonex Technologies Inc., a dynamic pricing business (hereinafter "Digonex"). We have a 50.1% controlling interest in our Austin radio partnership. We do not own any of the common equity of Digonex, but we consolidate the entity because we control its board of directors via rights granted in convertible preferred stock and convertible debt that we own. As of November 30, 2017, Emmis owns rights that are convertible into approximately 82% of Digonex's common equity.

Noncontrolling interests represent the noncontrolling interest holders' proportionate share of the equity of the Austin radio partnership and Digonex. Noncontrolling interests are adjusted for the noncontrolling interest holders' proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. Below is a summary of the noncontrolling interest activity for the nine months ended November 30, 2016 and 2017:

	Austin radio partnership	Digonex	Total noncontrolling interests
Balance, February 29, 2016	$47,556	$(9,159)	$38,397
Net income (loss)	4,453	(3,976)	477
Distributions to noncontrolling interests	(4,263)	—	(4,263)
Balance, November 30, 2016	$47,746	$(13,135)	$34,611

Balance, February 28, 2017	$46,830	$(13,909)	$32,921
Net income (loss)	4,602	(2,244)	2,358
Distributions to noncontrolling interests	(3,556)	—	(3,556)
Balance, November 30, 2017	$47,876	$(16,153)	$31,723

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended November 30, 2016 and 2017:

	Nine Months Ended November 30,
	2016	2017
Risk-Free Interest Rate:	0.9% - 1.2%	1.7% - 2.0%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.3	4.4
Expected Volatility:	55.5% - 60.0%	52.9% - 53.9%

The following table presents a summary of the Company’s stock options outstanding at November 30, 2017, and stock option activity during the nine months ended November 30, 2017 (“Price” reflects the weighted average exercise price per share; "Aggregate Intrinsic Value" dollars in thousands):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	2,559,643	$5.17
Granted	341,250	2.79
Exercised	52,250	2.51
Forfeited	24,581	3.34
Expired	118,984	11.18
Outstanding, end of period	2,705,078	4.67	6.7	$1,778
Exercisable, end of period	1,444,799	5.49	4.8	$777

Cash received from option exercises for the nine months ended November 30, 2016 and 2017 was $0.1 million in both periods. The Company did not record an income tax benefit relating to the options exercised during the nine months ended November 30, 2016 or 2017.
The weighted average per share grant date fair value of options granted during the nine months ended November 30, 2016 and 2017, was $1.15 and $1.25, respectively.
A summary of the Company’s nonvested options at November 30, 2017, and changes during the nine months ended November 30, 2017, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	1,090,375	$2.26
Granted	341,250	1.25
Vested	146,765	4.22
Forfeited	24,581	1.60
Nonvested, end of period	1,260,279	1.77
There were 2.3 million shares available for future grants under the Company’s various equity plans (2.0 million shares under the 2017 Equity Compensation Plan and 0.3 million shares under other plans) at November 30, 2017, not including shares that may become available for future grants upon forfeiture, lapse or surrender for taxes.
The vesting dates of outstanding options at November 30, 2017 range from March 2018 to October 2020, and expiration dates range from March 2018 to October 2027.

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
The following table presents a summary of the Company’s restricted stock grants outstanding at November 30, 2017, and restricted stock activity during the nine months ended November 30, 2017 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	196,706	$4.64
Granted	395,366	2.94
Vested (restriction lapsed)	201,178	3.61
Grants outstanding, end of period	390,894	3.45

The total grant date fair value of shares vested during the nine months ended November 30, 2016 and 2017, was $1.4 million and $0.7 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense recognized by the Company during the three months and nine months ended November 30, 2016 and 2017. The Company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2017	2016	2017
Station operating expenses	$221	$94	$755	$420
Corporate expenses	480	526	1,462	1,596
Stock-based compensation expense included in operating expenses	$701	$620	$2,217	$2,016

As of November 30, 2017, there was $1.4 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.3 years.

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
The carrying amounts of the Company’s FCC licenses were $197.7 million and $195.6 million as of February 28, 2017 and November 30, 2017, respectively. The decrease in the carrying amount of FCC licenses relates to our sale of KPWR-FM (see Note 10 for more discussion). Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the nine months ended November 30, 2017, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
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
Valuation of Goodwill
The carrying amounts of the Company's goodwill, all of which were attributable to our radio division, were $4.6 million as of February 28, 2017 and November 30, 2017. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. The Company conducts its impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company generally uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units, with radio stations grouped by market. Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. Management believes this methodology for valuing radio properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit's goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations.

Definite-lived intangibles
As of November 30, 2017, the Company’s definite-lived intangible assets consist of trademarks and a syndicated programming contract, both of which are amortized over the period of time the assets are expected to contribute directly or indirectly to the Company’s future cash flows. Trademarks related to KPWR-FM were sold during the three months ended August 31, 2017. See Note 10 for more discussion of the sale of KPWR-FM. The following table presents the weighted-average useful life, gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2017 and November 30, 2017:

		As of February 28, 2017			As of November 30, 2017
		(in 000's)
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	7.6	$696	$545	$151	$397	$321	$76
Customer lists	N/A	315	289	26	—	—	—
Programming agreement	3.8	2,154	808	1,346	2,154	1,028	1,126
Total		$3,165	$1,642	$1,523	$2,551	$1,349	$1,202
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
Total amortization expense from definite-lived intangibles for the nine-month periods ended November 30, 2016 and 2017 was $0.6 million and $0.3 million, respectively. The following table presents the Company's estimate of future amortization expense for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
(in 000's)
Remainder of 2018	$77
2019	304
2020	304
2021	304
2022	181
Thereafter	32
Total	$1,202

Note 4. Long-term Debt
Long-term debt was comprised of the following at February 28, 2017 and November 30, 2017:

	February 28, 2017	November 30, 2017
2014 Credit Agreement debt :
Revolver	$—	$9,000
Term Loan	152,245	69,451
Total 2014 Credit Agreement debt	152,245	78,451

98.7FM non-recourse debt	59,958	55,471
Other non-recourse debt (1)	8,807	9,971
Less: Current maturities	(23,600)	(16,101)
Less: Unamortized original issue discount	(7,038)	(4,000)
Total long-term debt	$190,372	$123,792

(1) The face value of other non-recourse debt was $9.5 million and $10.2 million at February 28, 2017 and November 30, 2017, respectively

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
The 2014 Credit Agreement is carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $5.1 million and $2.2 million as of February 28, 2017 and November 30, 2017, respectively, is being amortized as additional interest expense over the life of the 2014 Credit Agreement. In connection with the Term Loan repayments made during the nine months ended November 30, 2017, the Company wrote-off $2.7 million of the original issue discount which is recorded as loss on debt extinguishment in the accompanying condensed consolidated financial statements.
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
In connection with the closing of the sale of Texas Monthly on November 1, 2016, Emmis repaid $15.0 million of Term Loans and $8.5 million of Revolver borrowings. Under the terms of the 2014 Credit Agreement, Emmis was required to use all Net Available Proceeds (as defined in the 2014 Credit Agreement) from the sale of Texas Monthly to repay Term Loans unless it exercised its right under the 2014 Credit Agreement to reinvest a portion of the Net Available Proceeds in new long-term assets of the Company. On November 1, 2016, Emmis exercised this reinvestment right for up to $10.0 million of Net Available Proceeds. This election allowed the Company to reduce the amount of Net Available Proceeds by amounts used to purchase assets within 365 days of the election, or 545 days of the election so long as the asset purchase was under contract within 365 days. Routine capital expenditures qualified as a reinvestment under the terms of the 2014 Credit Agreement. On November 1,

2017, Emmis repaid $5.0 million of Term Loans which finalized the amounts due under the terms of the 2014 Credit Agreement related to its sale of Texas Monthly.
We were in compliance with all financial and non-financial covenants as of November 30, 2017. Our Minimum Consolidated EBITDA and Interest Coverage Ratio (each as defined in the 2014 Credit Agreement and related amendments) requirements and actual amounts as of November 30, 2017 were as follows:

	As of November 30, 2017
	Covenant Requirement		Actual Results
Minimum Consolidated EBITDA	$13.6	million	$16.4	million
Minimum Interest Coverage Ratio	1.60 : 1.00		2.51 : 1.00
98.7FM Non-recourse Debt
On May 30, 2012, the Company, through wholly-owned, newly-created subsidiaries, issued $82.2 million of non-recourse notes. Teachers Insurance and Annuity Association of America, through a participation agreement with Wells Fargo Bank Northwest, National Association, is entitled to receive payments made on the notes. The notes are obligations only of the newly-created subsidiaries, are non-recourse to the rest of the Company and its subsidiaries, and are secured by the assets of the newly-created subsidiaries, including the payments made to the newly-created subsidiary related to the 98.7FM LMA, which are guaranteed by Disney Enterprises, Inc. The notes bear interest at 4.1%. The 98.7FM non-recourse notes are carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $2.0 million and $1.8 million as of February 28, 2017 and November 30, 2017, respectively, is being amortized as additional interest expense over the life of the notes.
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
Based on amounts outstanding at November 30, 2017, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

	2014 Credit Agreement		98.7FM Non-recourse	Other Non-recourse
Year ended February 28 (29),	Revolver	Term Loan	Debt	Debt	Total Payments
Remainder of 2018	$—	$—	$1,552	$—	$1,552
2019	9,000	—	6,587	—	15,587
2020	—	69,451	7,150	—	76,601
2021	—	—	7,755	6,239	13,994
2022	—	—	8,394	4,000	12,394
Thereafter	—	—	24,033	—	24,033
Total	$9,000	$69,451	$55,471	$10,239	$144,161

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
In evaluating the Company’s ability to continue as a going concern, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the interim financial statements were issued (January 11, 2018). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before January 11, 2019.
As of November 30, 2017, the Company's $9.0 million revolver debt is classified as current because the revolver expires on August 31, 2018. The Company also expects to pay approximately $6.5 million of cash interest obligations related to our 2014 Credit Agreement and invest approximately $2.0 million million in capital expenditures through the period ending January 11, 2019. The Company’s current projections indicate that forecasted cash flows may be insufficient for the Company to settle all of these obligations in full and continue without a revolver subsequent to August 31, 2018.
Management is currently exploring a number of options that would allow the Company to meet all of the aforementioned obligations. Management believes that it is probable that it will refinance the debt outstanding under the 2014 Credit Agreement prior to August 31, 2018. The Company has successfully refinanced its credit agreement debt many times in the past. Recent asset sales and associated term loan repayments have significantly reduced the Company’s leverage ratio, which management believes has enhanced its ability to refinance the debt. Management is also exploring several alternatives that would further reduce our leverage ratio, including the sale of WLIB-AM in New York City and other assets. While management does not believe the sale of assets is required to complete a refinancing, management believes it would likely improve the economics of a refinancing for the Company.
Management's intention and belief that the credit agreement debt will be refinanced prior to August 31, 2018 assumes, among other things, that the Company will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could cause a default under the Company's credit agreement.

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2017 and November 30, 2017. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of November 30, 2017
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
- 2014 Credit Agreement debt: As of November 30, 2017, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $76.1 million and $78.5 million, respectively. The Company's estimate of fair value was based on non-exchange quoted prices of this instrument and is considered a Level 2 measurement.
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

Three Months Ended November 30, 2017	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$33,980	$1,129	$236	$35,345
Station operating expenses excluding and depreciation and amortization expense	23,933	1,131	2,922	27,986
Corporate expenses excluding depreciation and amortization expense	—	—	2,500	2,500
Depreciation and amortization	675	4	201	880
Loss on sale of assets, including disposition costs	—	46	—	46
Loss on disposal of property and equipment	—	1	—	1
Operating income (loss)	$9,372	$(53)	$(5,387)	$3,932

Three Months Ended November 30, 2016	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$42,462	$13,633	$204	$56,299
Station operating expenses excluding LMA fees and depreciation and amortization expense	28,979	13,828	2,619	45,426
Corporate expenses excluding depreciation and amortization expense	—	—	3,397	3,397
Depreciation and amortization	854	59	219	1,132
Gain on sale of assets, net of disposition costs	—	(17,491)	—	(17,491)
Operating income (loss)	$12,629	$17,237	$(6,031)	$23,835

Nine Months Ended November 30, 2017	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$114,450	$3,119	$788	$118,357
Station operating expenses excluding depreciation and amortization expense	79,948	3,590	9,582	93,120
Corporate expenses excluding depreciation and amortization expense	—	—	7,781	7,781
Depreciation and amortization	2,119	14	606	2,739
(Gain) loss on sale of assets, net of disposition costs	(76,745)	85	—	(76,660)
Loss on disposal of property and equipment	—	13	—	13
Operating income (loss)	$109,128	$(583)	$(17,181)	$91,364

Nine Months Ended November 30, 2016	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$131,133	$39,344	$598	$171,075
Station operating expenses excluding depreciation and amortization expense	87,915	40,265	7,226	135,406
Corporate expenses excluding depreciation and amortization expense	—	—	8,894	8,894
Impairment loss	—	—	2,988	2,988
Depreciation and amortization	2,642	201	903	3,746
Gain on sale of assets, net of disposition costs	—	(17,491)	—	(17,491)
Loss on disposal of property and equipment	125	—	—	125
Operating income (loss)	$40,451	$16,369	$(19,413)	$37,407

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 28, 2017	$260,228	$1,746	$27,364	$289,338
As of November 30, 2017	$254,026	$711	$18,618	$273,355

Note 8. Regulatory, Legal and Other Matters
During the quarter ended August 31, 2017, Emmis filed suit against Hour Media Group, LLC ("Hour") for breach of the asset purchase agreement related to the February 28, 2017 sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. Hour filed a counterclaim against Emmis alleging that Emmis engaged in a series of actions that constitute a breach of the asset purchase agreement. Emmis believes that Hour's claims are without merit and is vigorously defending this lawsuit. Approximately $0.65 million of the purchase price related to this sale remains in escrow and is likely to remain in escrow until this matter is resolved. This cash is included in restricted cash on our condensed consolidated balance sheets as of November 30, 2017.
Emmis is a party to various other legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Note 9. Income Taxes
Our effective income tax rate was 9% and 6% for the nine-month periods ended November 30, 2016 and 2017, respectively. In the prior year, the Company recorded a valuation allowance for its net deferred tax assets generated during the period, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. Given the sale of KPWR-FM as discussed in Note 10 and the gain that resulted from the transaction, the Company is estimating its effective tax rate for the fiscal year, which incorporates the reversal of a portion of the valuation allowance, and applying that rate to the pre-tax income for the applicable period, which is primarily responsible for the difference between the statutory rate and the effective tax rate.
The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. corporate rates from 35% to 21%. Based on an initial assessment of the Act, the Company believes that the most significant impact on the Company’s consolidated financial statements will be a reduction of deferred tax liabilities related to indefinite lived intangible assets, which totaled $46.1 million as of November 30, 2017. While other deferred assets and liabilities will also be reduced, such reduction is expected to be largely offset by changes to the Company’s valuation allowance. The Company plans to complete an analysis of the Act’s impact on its consolidated financial statements during the quarter ended February 28, 2018.

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

	For the three months ended November 30,		For the nine months ended November 30,
	2016	2017	2016	2017
Net revenues	$6,058	$—	$19,443	$7,818
Station operating expenses, excluding depreciation and amortization expense	4,367	177	13,096	7,105
Depreciation and amortization	99	—	306	63
Gain on sale of assets, net of disposition costs	—	—	—	(76,745)
Operating income (loss)	1,592	(177)	6,041	77,395
Interest expense	1,302	—	3,935	2,479
Income (loss) before income taxes	290	(177)	2,106	74,916
Unaudited pro forma summary information is presented below for the three-month and nine-month periods ended November 30, 2016 and 2017, assuming the November 1, 2016 sale of Texas Monthly, the January 30, 2017 sale of our radio stations in Terre Haute, the February 28, 2017 sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine, the August 1, 2017 sale of KPWR-FM, and the related mandatory debt repayments of these sales had occurred on the first day of the proforma periods presented below. See Note 7 of our 10-K for the year ending February 28, 2017 for more discussion of the various sales completed during our prior fiscal year.

	For the three months ended November 30, (unaudited)		For the nine months ended November 30, (unaudited)
	2016	2017	2016	2017
Net revenues	$36,935	$35,344	$113,621	$110,545
Station operating expenses, excluding depreciation and amortization expense	27,786	27,802	84,134	85,915
Consolidated net income	925	732	3,148	2,790
Net income attributable to the Company	344	21	2,671	432
Net income per share - basic	$0.03	$0.00	$0.22	$0.04
Net income per share - diluted	$0.03	$0.00	$0.22	$0.03

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
The following table summarizes the sources of our revenues for the three-month and nine-month periods ended November 30, 2016 and 2017. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to our TagStation and Digonex businesses, network revenues and barter. In the year ended February 28, 2017, we sold Texas Monthly, our radio stations in Terre Haute, Indiana, and Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. We sold KPWR-FM on August 1, 2017. These sales impact the comparability of the three-month and nine-month periods ended November 30, 2016 to the three-month and nine-month periods ended November 30, 2017.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2016	% of Total	2017	% of Total	2016	% of Total	2017	% of Total
	(Dollars in thousands)
Net revenues:
Local	$31,636	56.2%	$19,727	55.8%	$96,153	56.2%	$65,210	55.1%
National	5,842	10.4%	4,111	11.6%	17,349	10.1%	12,898	10.9%
Political	927	1.6%	167	0.5%	2,091	1.2%	336	0.3%
Publication Sales	1,048	1.9%	103	0.3%	3,742	2.2%	312	0.3%
Non Traditional	6,208	11.0%	3,580	10.1%	19,772	11.6%	14,831	12.5%
LMA Fees	2,582	4.6%	2,582	7.3%	7,748	4.5%	8,169	6.9%
Digital	3,713	6.6%	2,350	6.6%	11,828	6.9%	8,150	6.9%
Other	4,343	7.7%	2,725	7.8%	12,392	7.3%	8,451	7.1%
Total net revenues	$56,299		$35,345		$171,075		$118,357

As previously mentioned, we derive approximately 65% of our net revenues from advertising sales. In the nine-month period ended November 30, 2017, local sales, excluding political revenues, represented approximately 83% of the advertising revenues for our radio division.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 61% and 60% of our radio division’s total advertising net revenues for the nine-month periods ended November 30, 2016 and 2017, respectively. The automotive industry was the largest category for our radio division for the nine-month periods ended November 30, 2016 and 2017, representing approximately 10% and 12% of our radio net revenues, respectively.
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
SIGNIFICANT TRANSACTIONS
Emmis consummated the following asset sales in the prior fiscal year: (i) the November 1, 2016 sale of Texas Monthly, (ii) the January 30, 2017 sale of our radio stations in Terre Haute, and (iii) the February 28, 2017 sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. On August 1, 2017, Emmis sold KPWR-FM in Los Angeles. Unaudited pro forma summary information is presented below for the three-month and nine-month periods ended November 30, 2016 and 2017, assuming these sales and the related mandatory debt repayments of these sales had occurred on the first day of the proforma periods presented below. See Note 7 of our 10-K for the year ending February 28, 2017 for more discussion of the various sales completed during our prior fiscal year and see Note 10 of this report for more discussion of our sale of KPWR-FM.

	For the three months ended November 30, (unaudited)		For the nine months ended November 30, (unaudited)
	2016	2017	2016	2017
Net revenues	$36,935	$35,344	$113,621	$110,545
Station operating expenses, excluding depreciation and amortization expense	27,786	27,802	84,134	85,915
Consolidated net income	925	732	3,148	2,790
Net income attributable to the Company	344	21	2,671	432
Net income per share - basic	$0.03	$0.00	$0.22	$0.04
Net income per share - diluted	$0.03	$0.00	$0.22	$0.03

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

The Company and the radio industry are leading several initiatives to address these issues. The radio industry is working aggressively to increase the number of smartphones and other wireless devices that contain an enabled FM tuner. Most smartphones currently sold in the United States contain an FM tuner. However, most wireless carriers in the United States have not historically permitted the FM tuner to receive the free over-the-air local radio stations it was designed to receive. Furthermore, in many countries outside the United States, enabled FM tuners are made available to smartphone consumers; consequently, radio listening increases. Activating FM as a feature on smartphones sold in the United States has the potential to increase radio listening and improve the perception of the radio industry while offering wireless network providers the benefits of a proven emergency notification system, reduced network congestion from audio streaming services, and a host of new revenue generating applications. Emmis is at the leading edge of this initiative and has developed TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, and NextRadio®, a smartphone application that marries over-the-air FM radio broadcasts with visual and interactive features, as an industry solution to enrich the user experience of listening to free over-the-air radio broadcasts on their FM-enabled smartphones and other wireless devices. We have also introduced the Dial ReportTM, which provides advertisers and other interested parties rich data about the usage and consumption of radio, including the behaviors of radio listeners.
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company's NextRadio smartphone application on a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to serve as a conduit for the radio industry to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. NextRadio LLC collected money from the radio industry and forwarded it to Sprint. Emmis did not guarantee NextRadio LLC's performance under this agreement and Sprint does not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through November 30, 2017, the NextRadio application had not generated a material amount of revenue.
Since the inception of NextRadio LLC's agreement with Sprint through December 7, 2016, NextRadio LLC had remitted to Sprint approximately $33.2 million. Effective December 8, 2016, NextRadio LLC and Sprint entered into an amendment of their original agreement. The amendment called for NextRadio LLC to make installment payments totaling $6.0 million through March 15, 2017, which have been paid. In exchange, Sprint agreed to forgive the remaining $5.8 million that it was due under the original agreement, and in return receive a higher share of certain revenue generated by the NextRadio application. NextRadio LLC received a loan of $4.0 million for the sole purpose of fulfilling the payment obligations to Sprint under the amendment. The loan will be repaid out of proceeds from sales of enhanced advertising through the NextRadio application. During the nine months ended November 30, 2017, NextRadio LLC received $0.65 million under the loan, which was promptly remitted to Sprint and included in station operating expenses in the accompanying condensed consolidated statement of operations. In addition, during the nine months ended November 30, 2017, Emmis funded $0.3 million of the final payment to Sprint. This amount is also included in station operating expenses in the accompanying condensed consolidated statement of operations.
On July 27, 2015, NextRadio LLC entered into an agreement with AT&T whereby AT&T agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, AT&T receives a share of certain revenue generated by the NextRadio application. This agreement was subsequently assigned to TagStation LLC (the parent entity of NextRadio LLC and owner of the TagStation and NextRadio applications). In August 2015, T-Mobile expressed its intent to include FM chip activation in its device specifications. On September 9, 2016, TagStation LLC entered into an agreement with T-Mobile whereby T-Mobile agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, T-Mobile also receives a share of certain revenue generated by the NextRadio application. TagStation LLC has been working directly with numerous device manufacturers to accelerate the availability of NextRadio to consumers. BLU Products, an American mobile phone manufacturer, has chosen to make NextRadio the native FM tuner on its Android smartphones. Alcatel and LG entered into similar arrangements for NextRadio. The Samsung S7 and S8 family of smartphones are FM-enabled and NextRadio-compatible across all major U.S. wireless networks. TagStation LLC and the radio industry continue to work with other leading United States wireless network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones. Furthermore, NextRadio has incorporated streaming capabilities into its application so listeners can enjoy NextRadio regardless of whether or not the FM chip in their phone has been enabled.
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
The results of our radio operations are heavily dependent on the results of our stations in the New York market. Following the sale of KPWR-FM in Los Angeles in August 2017, we expect our radio operations in New York to account for approximately 40% of our radio net revenues. Our acquisition of WBLS-FM and WLIB-AM in New York in fiscal 2015 enhanced our ability to adapt to competitive environment shifts in that market, but some of our competitors that operate larger station clusters are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP ("Miller Kaplan"), an independent public accounting firm used by the radio industry to compile revenue information, were up 0.8% for the nine months ended November 30, 2017, as compared to the same period of the prior year. During this period, revenues for our New York cluster were down 2.6%. Our New York operations were negatively impacted by intensifying competition for transactional business in the local market. We have made changes in our local sales organization in New York to derive more local, direct business and reduce our reliance on transactional, agency business.
As part of our business strategy, we continually evaluate potential acquisitions of radio stations and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis' 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In that respect, on August 19, 2016, we announced that we were exploring strategic alternatives for our publishing division (except Indianapolis Monthly), our radio stations in Terre Haute, Indiana, and WLIB-AM in New York. We completed our sale of Texas Monthly on November 1, 2016, our sale of radio stations in Terre Haute, Indiana on January 30, 2017, and the sale of the remainder of our publishing division (except Indianapolis Monthly) on February 28, 2017. On May 8, 2017, we entered into an agreement to sell our radio station in Los Angeles and completed that sale on August 1, 2017. We continue to explore our options with WLIB-AM in New York and other assets, including land in Indianapolis.

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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of November 30, 2017, we have recorded approximately $200.3 million in goodwill and FCC licenses, which represents approximately 73% of our total assets.
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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.8 million and $0.4 million for employee healthcare claims as of February 28, 2017 and November 30, 2017, respectively. The Company also maintains large deductible programs (ranging from $10 thousand to $2 million per occurrence) for general liability, property, director and officer liability, crime, fiduciary liability, workers’ compensation, employment liability, automotive liability and media liability claims.

Results of Operations for the Three-Month and Nine-Month Periods Ended November 30, 2017, Compared to November 30, 2016
Net revenues:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$42,462	$33,980	$(8,482)	(20.0)%	$131,133	$114,450	$(16,683)	(12.7)%
Publishing	13,633	1,129	(12,504)	(91.7)%	39,344	3,119	(36,225)	(92.1)%
Emerging Technologies	204	236	32	15.7%	598	788	190	31.8%
Total net revenues	$56,299	$35,345	$(20,954)	(37.2)%	$171,075	$118,357	$(52,718)	(30.8)%
Radio net revenues were down for the three-month and nine-month periods ended November 30, 2017 mostly due to the commencement of the LMA for KPWR-FM on July 1, 2017 and the eventual sale of KPWR-FM on August 1, 2017. Excluding the effects of radio station sales, our radio net revenues would have been down approximately 5% for the three months ended November 30, 2017 and down approximately 3% for the nine months ended November 30, 2017.
We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets slightly decreased for the nine-month period ended November 30, 2017, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 2.9% for the nine-month period ended November 30, 2017, as compared to the same period of the prior year. Our performance exceeded the market average in St. Louis and Austin, but we lagged the market average in New York and Indianapolis.
Publishing net revenues decreased during the three-month and nine-month periods ended November 30, 2017 due to the sale of all but one of our magazines during the year ended February 28, 2017.
Emerging technologies net revenues, which primarily relate to licensing fees of our TagStation software and pricing services provided by Digonex, increased during the three-month and nine-month periods ended November 30, 2017. This increase principally relates to client growth at Digonex.
Station operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$28,979	$23,933	$(5,046)	(17.4)%	$87,915	$79,948	$(7,967)	(9.1)%
Publishing	13,828	1,131	(12,697)	(91.8)%	40,265	3,590	(36,675)	(91.1)%
Emerging Technologies	2,619	2,922	303	11.6%	7,226	9,582	2,356	32.6%
Total station operating expenses excluding depreciation and amortization expense	$45,426	$27,986	$(17,440)	(38.4)%	$135,406	$93,120	$(42,286)	(31.2)%
The decrease in station operating expenses excluding depreciation and amortization expense for our radio division for the three-month and nine-month periods ended November 30, 2017 is due to the sale of our Terre Haute radio stations in the prior year and KPWR-FM in August 2017. Also, KPWR-FM was operated pursuant to an LMA effective July 1, 2017. Excluding the effects of radio station sales, our radio station operating expenses excluding depreciation and amortization expense would have been flat for both the three-month and nine-month periods ending November 30, 2017 as compared to the same periods of the prior year.
The decrease in station operating expenses excluding depreciation and amortization expense for publishing for the three-month and nine-month periods ended November 30, 2017 is due to the sale of all but one of our magazines during the year ended February 28, 2017.
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the three-month period ended November 30, 2017 mostly due to costs associated with our NextRadio application and TagStation platform, including enhancements to our data reporting capabilities. Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the nine-month period ended November 30, 2017 due to (i) NextRadio funding $0.65 million of its obligation to Sprint with the proceeds of a third party loan, (ii) Emmis contributing $0.3 million to NextRadio, which was remitted to Sprint in connection with the final payment to Sprint, and (iii) costs associated with enhancements to the NextRadio application and TagStation platform, including the addition of streaming features and enhancements to our data reporting capabilities.

Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$3,397	$2,500	$(897)	(26.4)%	$8,894	$7,781	$(1,113)	(12.5)%
Corporate expenses excluding depreciation and amortization expense decreased during the three-month and nine-month periods ended November 30, 2017 mostly due to nonrecurring costs incurred during the prior year related to a going private transaction that was not consummated. Costs incurred during the three-month and nine-month periods ended November 30, 2016 related to the going private transaction were $0.6 million and $0.9 million, respectively.
Impairment loss on intangible assets:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss on intangible assets	$—	$—	$—	N/A	$2,988	$—	$(2,988)	(100.0)%
In connection with an interim review for impairment during the three months ended August 31, 2016 associated with Digonex, the Company recorded an impairment loss of $2.1 million related to its goodwill and $0.9 million related to its definite-lived intangibles assets.
Depreciation and amortization:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$854	$675	$(179)	(21.0)%	$2,642	$2,119	$(523)	(19.8)%
Publishing	59	4	(55)	(93.2)%	201	14	(187)	(93.0)%
Corporate & Emerging Technologies	219	201	(18)	(8.2)%	903	606	(297)	(32.9)%
Total depreciation and amortization	$1,132	$880	$(252)	(22.3)%	$3,746	$2,739	$(1,007)	(26.9)%
The decrease in radio depreciation and amortization expense for the three-month and nine-month periods ended November 30, 2017 is related to the cessation of depreciation expense on certain equipment that has reached the end of its depreciable life, coupled with the decline in depreciation and amortization as a result of the sale of KPWR-FM.
The decrease in publishing depreciation and amortization expense for the three-month and nine-month periods ended November 30, 2017 is due to the sale of all but one of our magazines during the year ended February 28, 2017.
The decrease in corporate & emerging technologies is mostly due to reduced amortization expense of Digonex-related definite-lived intangible assets. The Company recorded an impairment charge in fiscal 2017 related to these definite-lived intangible assets, which reduced the carrying value of these definite-lived intangibles to zero.

(Gain) loss on sale of assets, net of disposition costs:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
(Gain) loss on sale of assets, net of disposition costs:
Radio	$—	—	$—	N/A	$—	(76,745)	$(76,745)	N/A
Publishing	(17,491)	46	17,537	N/M	(17,491)	85	17,576	N/M
Total (gain) loss on sale of assets, net of disposition costs	$(17,491)	$46	$17,537	N/M	$(17,491)	$(76,660)	$(59,169)	338.3%
During the quarter ended August 31, 2017, the Company closed on its sale of KPWR-FM in Los Angeles and recorded a $76.7 million gain on sale of assets, net of disposition costs. During the quarter ended November 30, 2016, the Company closed on its sale of Texas Monthly and recorded a $17.5 million gain on sale of assets, net of disposition costs.
Operating income:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$12,629	$9,372	$(3,257)	(25.8)%	$40,451	$109,128	$68,677	169.8%
Publishing	17,237	(53)	(17,290)	100.3%	16,369	(583)	(16,952)	103.6%
Corporate & Emerging Technologies	(6,031)	(5,387)	644	10.7%	(19,413)	(17,181)	2,232	11.5%
Total operating income:	$23,835	$3,932	$(19,903)	(83.5)%	$37,407	$91,364	$53,957	144.2%
Radio operating income increased in the nine-month period ended November 30, 2017 and decreased in the three-month period ended November 30, 2017 principally due to the sale of KPWR-FM in August 2017.
Publishing operating income decreased in the three-month and nine-month periods ended November 30, 2017 due to the sale of Texas Monthly in November 2016, which resulted in a $17.5 million gain. In February 2017, the Company sold all of its remaining publishing assets with the exception of Indianapolis Monthly, which the Company continues to own and operate as of November 30, 2017.
Corporate and emerging technologies operating loss decreased in the nine-month period ended November 30, 2017 mostly due to the $3.0 million impairment charge related to Digonex intangible assets and the $0.9 million of costs associated with the going private transaction in the prior year, both of which were nonrecurring in fiscal 2018. These costs were partially offset by additional emerging technologies operating expenses in the current year as noted above. Corporate and emerging technologies operating loss decreased in the three-month period ended November 30, 2017 mostly due to $0.6 million of going private transaction costs that were nonrecurring in fiscal 2018.

Interest expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(4,481)	$(3,000)	$1,481	(33.1)%	$(13,929)	$(12,214)	$1,715	(12.3)%
Interest expense was down for the three-month and nine-month periods ended November 30, 2017 due to lower debt balances as compared to the prior year as a result of our various asset sales, including our sale of KPWR-FM on August 1, 2017. Lower interest expense as a result of lower outstanding debt is partially offset by higher interest rates on amounts outstanding under our 2014 Credit Agreement as a result of the Fourth Amendment to our 2014 Credit Agreement on April 18, 2017. The weighted-average interest rate of debt outstanding under our 2014 Credit Agreement was 7.0% and 8.3% at November 30, 2016 and 2017, respectively.
Loss on debt extinguishment:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(478)	$(139)	$339	(70.9)%	$(478)	$(2,662)	$(2,184)	456.9%
In connection with required term loan repayments associated with our various asset sales, the Company wrote-off a pro rata portion of the unamortized debt discount outstanding attributable to the term loans.
Provision for income taxes:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$629	$371	$(258)	(41.0)%	$1,968	$4,743	$2,775	141.0%
During the three-month and nine-month periods ended November 30, 2016, the Company was recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. Due to the gain on sale of KPWR-FM in Los Angeles, the Company is estimating its effective tax rate for the current fiscal year, which incorporates the reversal of a portion of the valuation allowance, and applying that rate to the pre-tax income for the applicable period.
The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. Among its numerous changes to the Internal Revenue Code, the Act reduces U.S. corporate rates from 35% to 21%. Based on an initial assessment of the Act, the Company believes that the most significant impact on the Company’s consolidated financial statements will be a reduction of deferred tax liabilities related to indefinite lived intangible assets, which totaled $46.1 million as of November 30, 2017. While other deferred assets and liabilities will also be reduced, such reduction is expected to be largely offset by changes to the Company’s valuation allowance. The Company plans to complete an analysis of the Act’s impact on its consolidated financial statements during the quarter ended February 28, 2018.

Consolidated net income:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2016	2017	$ Change	% Change	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$18,257	$432	$(17,825)	N/M	$21,174	$71,769	$50,595	238.9%
Consolidated net income for the three-month period ended November 30, 2016 and the nine-month periods ended November 30, 2016 and 2017 mostly consist of gains related to various asset sales. Consolidated net income for the three-month and nine-month periods ended November 30, 2016 mostly consisted of the gain on sale of the assets of Texas Monthly. Consolidated net income for the nine-month period ended November 30, 2017 mostly relates to the gain on sale of the assets of KPWR-FM.

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
At November 30, 2017, we had cash and cash equivalents of $3.9 million and net working capital of $2.9 million. At February 28, 2017, we had cash and cash equivalents of $11.3 million and net working capital of $(8.1) million. The increase in net working capital is largely due to a reduction of current maturities associated with our 2014 Credit Agreement debt, coupled with the seasonality of the business. Mandatory amortization payments of our Term Loans were eliminated as a result of our repayment of Term Loans in connection with the sale of KPWR-FM in August 2017.
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
In evaluating the Company’s ability to continue as a going concern, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the interim financial statements were issued (January 11, 2018). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before January 11, 2019.
As of November 30, 2017, the Company's $9.0 million revolver debt is classified as current because the revolver expires on August 31, 2018. The Company also expects to pay approximately $6.5 million of cash interest obligations related to our 2014 Credit Agreement and invest approximately $2.0 million million in capital expenditures through the period ending January 11, 2019. The Company’s current projections indicate that forecasted cash flows may be insufficient for the Company to settle all of these obligations in full and continue without a revolver subsequent to August 31, 2018.
Management is currently exploring a number of options that would allow the Company to meet all of the aforementioned obligations. Management believes that it is probable that it will refinance the debt outstanding under the 2014 Credit Agreement prior to August 31, 2018. The Company has successfully refinanced its credit agreement debt many times in the past. Recent asset sales and associated term loan repayments have significantly reduced the Company’s leverage ratio, which management believes will enhance its ability to refinance the debt. Management is also exploring several alternatives that would further reduce our leverage ratio, including the sale of WLIB-AM in New York City and other assets. While management does not believe the sale of assets is required to complete a refinancing, management believes it would likely improve the economics of a refinancing for the Company.
Management's intention and belief that the credit agreement debt will be refinanced prior to August 31, 2018 assumes, among other things, that the Company will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could cause a default under the Company's credit agreement.

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
Operating Activities
Cash provided by operating activities was $9.7 million during the nine months ended November 30, 2016 as compared to cash used in operating activities of $3.5 million for the nine months ended November 30, 2017. The decrease in cash provided by operating activities is mostly due to the decrease in operating income (excluding the gain on sale of KPWR-FM), coupled with timing differences related to the settlement of certain accounts payable and accrued expenses.
Investing Activities
Cash provided by investing activities was $22.4 million and $78.9 million for the nine months ended November 30, 2016 and 2017, respectively. During the nine-month period ended November 30, 2016, we sold Texas Monthly and received $23.5 million of cash after certain adjustments and disposition costs and spent approximately $1.4 million on capital expenditures. During the nine-month period ended November 30, 2017, we sold KPWR-FM and received $80.1 million of cash after certain adjustments and disposition costs and spent approximately $1.2 million on capital expenditures. We expect capital expenditures to be approximately $2.0 million in the current fiscal year, compared to $2.9 million in fiscal 2017. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash generated from operating activities and borrowings under our 2014 Credit Agreement.
Financing Activities
Cash used in financing activities was $34.5 million and $82.9 million for the nine-month periods ended November 30, 2016 and 2017, respectively. During the nine-month period ended November 30, 2016, cash used in financing activities related to net repayments of debt of $29.9 million, $4.3 million of distributions paid to noncontrolling interests, and $0.4 million of tax withholding settlements on stock issued to employees. During the nine-month period ended November 30, 2017, cash used in financing activities related to net repayments of debt of $77.6 million, $3.6 million of distributions paid to noncontrolling interests, $1.6 million of debt-related costs, and $0.3 million of tax withholding settlements on stock issued to employees.
As of November 30, 2017, Emmis had $78.5 million of borrowings under the 2014 Credit Agreement and $65.7 million ($55.5 million related to 98.7FM in New York, $6.2 million related to Digonex, and $4.0 million related to NextRadio) of non-recourse debt. Borrowings under the 2014 Credit Agreement bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of November 30, 2017, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 8.3%. The non-recourse debt related to 98.7FM in New York bears interest at 4.1% per annum, the non-recourse debt related to Digonex bears interest at 5.0% per annum, and the non-recourse debt related to NextRadio bears interest at 4.0% per annum.
The debt service requirements of Emmis over the next twelve-month period are expected to be $16.2 million related to our 2014 Credit Agreement, as amended, ($9.7 million of principal repayments and $6.5 million of interest payments) and $8.7 million related to our 98.7FM non-recourse debt ($6.5 million of principal repayments and $2.2 million of interest payments). Digonex non-recourse debt ($6.2 million face amount, $6.0 million carrying amount as of November 30, 2017) is due in December 2020. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2014 Credit Agreement debt bears interest at variable rates. The Company estimated interest payments for the 2014 Credit Agreement above by using the amounts outstanding under the 2014 Credit Agreement as of November 30, 2017 and the weighted average interest rate as of the same date.
At January 8, 2018, we had $10.0 million available for additional borrowing under our 2014 Credit Agreement. No letters of credit were outstanding. Availability under the 2014 Credit Agreement depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of November 30, 2017. As part of our business strategy, we continually evaluate potential acquisitions of radio stations and other businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis' 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In that respect, on August 19, 2016, we announced that we were exploring strategic alternatives for our publishing division (except Indianapolis Monthly), our radio stations in Terre Haute, Indiana, and WLIB-AM in New York. We completed our sale of Texas Monthly on November 1, 2016, our sale of radio stations in Terre Haute, Indiana on January 30, 2017, and the sale of the remainder of our publishing division (except Indianapolis Monthly) on February 28, 2017. On May 8, 2017, we entered into an agreement to sell our radio station in Los Angeles and completed that sale on August 1, 2017. We continue to explore our options with WLIB-AM in New York and other assets, including land in Indianapolis.
Intangibles
As of November 30, 2017, approximately 73% of our total assets consisted of FCC broadcast licenses and goodwill, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.
Regulatory, Legal and Other Matters
During the quarter ended August 31, 2017, Emmis filed suit against Hour Media Group, LLC ("Hour") for breach of the asset purchase agreement related to the February 28, 2017 sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. Hour filed a counterclaim against Emmis alleging that Emmis engaged in a series of actions that constitute a breach of the asset purchase agreement. Emmis believes that Hour's claims are without merit and is vigorously defending this lawsuit. Approximately $0.65 million of the purchase price related to this sale remains in escrow and is likely to remain in escrow until this matter is resolved. This cash is included in restricted cash on our condensed consolidated balance sheets as of November 30, 2017.
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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of November 30, 2017 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended November 30, 2017, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended November 30, 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
September 1, 2017 - September 30, 2017	—	$—	—	$—
October 1, 2017 - October 31, 2017	15,747	$3.45	—	$—
November 1, 2017 - November 30, 2017	—	$—	—	$—
	15,747		—

Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective July 7, 2016		8-K		3.1	7/7/2016
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: January 11, 2018	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and Treasurer