Form 10-K
period 2018-02-28
EMMIS COMMUNICATIONS CORP
filed 2018-05-10
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the Fiscal Year Ended February 28, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $26,989,000.
The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of May 4, 2018, was:
11,654,111         Class A Common Shares, $.01 par value
1,242,366        Class B Common Shares, $.01 par value
0          Class C Common Shares, $.01 par value
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2018 Annual Meeting of Shareholders expected to be filed within 120 days	Part III

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

PART I

ITEM 1. BUSINESS.
GENERAL
We are a diversified media company, principally focused on radio broadcasting. Emmis owns 11 FM and 3 AM radio stations in New York, Indianapolis, and Austin (Emmis has a 50.1% controlling interest in Emmis’ radio stations located there). One of the FM radio stations that Emmis currently owns in New York is operated pursuant to a Local Marketing Agreement (“LMA”) whereby a third party provides the programming for the station and sells all advertising within that programming. On April 30, 2018, we sold our four radio stations in St. Louis. These stations were being operated pursuant to LMAs, which commenced on March 1, 2018 and remained in effect until the stations were sold.
Emmis also developed and licenses TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, developed NextRadio®, a smartphone application that marries over-the-air FM radio broadcasts with visual and interactive features on smartphones, and has introduced the Dial ReportTM to give radio advertising buyers and sellers big data analytics derived from a nationwide radio station network, smartphone usage, location-based data, listening data, and demographic and behavioral attributes.
In addition to our radio properties, we also publish Indianapolis Monthly and operate Digonex Technologies, Inc. (“Digonex”), a dynamic pricing business.
BUSINESS STRATEGY
We are committed to improving the operating results of our core assets while simultaneously seeking future growth opportunities in new businesses. Our strategy is focused on the following operating principles:
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
Extend sales efforts into new market segments
Given the competitive pressures in many of our “traditional” advertising categories, we have been expanding our network of advertiser relationships into not-for-profits, political advertising, corporate philanthropy, environmental initiatives and government agencies. These efforts primarily focus on the health care and education sectors. We believe our capabilities can address these clients’ under-served needs.
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

Pursue new businesses that display better growth characteristics
Advertising revenues in our radio and magazine businesses remain under heavy pressure by new forms of digital media. We are experiencing steady declines in our advertising revenues, partially offset by the growth we have been able to generate from our events and digital initiatives. In recent years, we have been divesting of radio stations and magazines to repay our indebtedness and reduce our exposure to these businesses. We intend to continue to explore diversification of our business and seek to acquire new businesses that have better prospects for growth where we can apply our sales and marketing expertise to accelerate that growth.

RADIO STATIONS
In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA/Kelsey’s Media Access Pro database as of February 14, 2018. “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the March 2018 Nielsen Audio, Inc. (“Nielsen”) Portable People Meter results. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Nielsen.

STATION AND MARKET	MARKET RANK BY REVENUE	FORMAT	PRIMARY DEMOGRAPHIC TARGET AGES	RANKING IN PRIMARY DEMOGRAPHIC TARGET	STATION AUDIENCE SHARE
New York, NY [1]	2
WQHT-FM		Hip-Hop	18-34	3	7.3
WBLS-FM		Urban Adult Contemporary	25-54	4	5.4
WLIB-AM		Urban Gospel	25-54	34t	0.5
Austin, TX	31
KLBJ-AM		News/Talk	25-54	12	3.3
KLZT-FM		Mexican Regional	18-34	2	7.1
KBPA-FM		Adult Hits	25-54	1	9.1
KLBJ-FM		Album Oriented Rock	25-54	9	4.6
KGSR-FM		Adult Album Alternative	25-54	18t	1.4
KROX-FM		Alternative Rock	18-34	6t	6.1
Indianapolis, IN	37
WFNI-AM		Sports Talk	25-54	17	2.0
WYXB-FM		Soft Adult Contemporary	25-54	2	7.9
WLHK-FM		Country	25-54	6	6.2
WIBC-FM		News/Talk	35-64	7	5.4
1 Our fourth owned station in New York, WEPN-FM, is being operated pursuant to an LMA. Under the terms of the LMA, New York AM Radio LLC, a subsidiary of Disney Enterprises, Inc., provides the programming for the station and sells all advertising within that programming. Emmis continues to own and operate WEPN-FM.
In addition to our other radio broadcasting operations, we own and operate Network Indiana, a radio network that provides news and other programming to approximately 70 affiliated radio stations in Indiana.
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

COMMUNITY INVOLVEMENT
We believe that to be successful, we must be integrally involved in the communities we serve. We see ourselves as community partners. To that end, each of our radio stations and Indianapolis Monthly participate in many community programs, fundraisers and activities that benefit a wide variety of causes. Charitable organizations that have been the beneficiaries of our contributions, marathons, walkathons, concerts, fairs and festivals include, among others, The Salvation Army, Wish for Heroes, Habitat for Humanity, United Way, Juvenile Diabetes Research Foundation, Make-A-Wish Foundation, March of Dimes, American Red Cross, St. Jude, and the Harlem Chamber of Commerce.
The National Association of Broadcasters Education Foundation (“NABEF”) has honored us with the Hubbard Award, honoring a broadcaster “for extraordinary involvement in serving the community.” Emmis was the second broadcaster to receive this prestigious honor, after the Hubbard family, for which the award is named. The NABEF also recognized Emmis’ WQHT-FM in New York for its outreach after Hurricane Sandy, both for the news coverage it provided and the relief efforts it organized in the weeks after the storm. WIBC-FM was nominated for a national Crystal Award from the National Association of Broadcasters for our efforts in the community in 2014 and in 2016 and WBLS-FM won a national Crystal Award in 2017. Also, our chief executive officer received the 2017 Michael A. Carroll award, a prestigious award given by the Indianapolis Business Journal to a person who has worked to improve the central Indiana community.
INDUSTRY INVOLVEMENT
We have an active leadership role in a wide range of industry organizations. Our senior managers have served in various capacities with industry associations, including as directors of the National Association of Broadcasters, the Radio Advertising Bureau, the Radio Futures Committee, the Nielsen Audio Advisory Council, the Media Financial Management Association, the City and Regional Magazine Association and as founding members of the Magazine Publishers of America. Our chief executive officer has been honored with the National Association of Broadcasters’ “National Radio Award,” was named Radio Ink’s “Radio Executive of the Year,” and was recently named the 2017 recipient of the Broadcasters Foundation of America’s “Lowry Mays Excellence in Broadcasting Award.” Our management and on-air personalities have won numerous industry awards.
COMPETITION
Radio broadcasting stations compete with the other broadcasting stations in their respective market areas, as well as with other advertising media such as newspapers, cable, magazines, outdoor advertising, transit advertising, the Internet, satellite radio, direct marketing and mobile and wireless device marketing. Competition within the broadcasting industry occurs primarily in individual market areas, so that a station in one market (e.g., New York) does not generally compete with stations in other markets (e.g., Austin). In each of our markets, our stations face competition from other stations with substantial financial resources, including stations targeting the same demographic groups. In addition to management experience, factors that are material to competitive position include the station’s rank in its market in terms of the number of listeners, authorized power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. We attempt to improve our competitive position with programming and promotional campaigns aimed at the demographic groups targeted by our stations. We also seek to improve our position through sales efforts designed to attract advertisers that have done little or no radio advertising by emphasizing the effectiveness of radio advertising in increasing the advertisers’ revenues. The policies and rules of the Federal Communications Commission (the “FCC”) permit certain joint ownership and joint operation of local stations. Most of our radio stations take advantage of these joint arrangements in an effort to lower operating costs and to offer advertisers more attractive rates and services. Although we believe that each of our stations can compete effectively in its market, there can be no assurance that any of our stations will be able to maintain or increase its current audience ratings or advertising revenue market share.
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
ADVERTISING SALES
Our stations derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 28, 2018, approximately 17% of our total advertising revenues were derived from national sales, and 83% were derived from local sales.

EMPLOYEES
As of February 28, 2018, Emmis had approximately 380 full-time employees and approximately 240 part-time employees. Approximately 30 employees are represented by unions at our various radio stations. We consider relations with our employees to be good.
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
LICENSE RENEWAL. Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. The following table sets forth our FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain (for our FM stations only), power and frequency of all owned stations as of May 10, 2018:

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
Despite several such reviews and appellate remands, the FCC’s rules limiting the number of radio stations that may be commonly owned in a local market have remained largely intact since their initial adoption following the 1996 Act. The FCC’s previous ownership reviews have been subject to litigation. The most recent court decision was issued by the Third Circuit in May 2016 and concerned the FCC’s then-pending 2010 and 2014 reviews. In August 2016, the FCC concluded its 2010 and 2014 reviews, deciding to retain the local radio ownership rule as well as several other media ownership rules, without significant alteration. Various parties appealed the FCC’s August 2016 order, and other parties filed petitions for reconsideration. In November 2017, the FCC issued a decision on reconsideration of the August 2016 Order which, while making only a minor change to the local radio ownership rule (discussed below), eliminated the restrictions on newspaper/broadcast cross-ownership and radio/television cross-ownership and relaxed the local television ownership rule. Several parties have jointly appealed the FCC’s November 2017 order, and their appeal remains pending. The FCC is required to initiate another quadrennial review proceeding in 2018. We cannot predict whether the appeal or forthcoming review proceeding will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.
The discussion below reviews the pertinent ownership rules currently in effect as a result of the FCC’s August 2016 and November 2017 orders.
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

Each of the markets in which our radio stations are located has at least 30 radio stations.
For purposes of applying these numerical limits, the FCC has also adopted rules with respect to (i) so-called local marketing agreements, or “LMAs,” by which the licensee of one radio station provides programming for another licensee’s radio station in the same market and sells all of the advertising within that programming and (ii) so-called joint sale agreements, or “JSAs,” by which the licensee of one station sells the advertising time on another station in the market. Under these rules, an entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% of the advertising time, on another radio station in the same market pursuant to an LMA or JSA is generally required to count the station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming to another station under an LMA, or sell advertising on another station pursuant to a JSA, if we could not acquire that station under the local radio ownership rule. In its August 2016 order, the FCC declined to make other types of agreements such as “shared services agreements” (or “SSAs”) and/or “local news service” agreements, attributable, and adopted a disclosure requirement for SSAs between commercial television stations.

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
Although the FCC’s quadrennial review decisions have not changed the numerical caps under the local radio rule, the FCC adjusted the rule in June 2003 by deciding that both commercial and noncommercial stations could be counted in determining the number of stations in a radio market. The decision also altered the definition of the relevant local market for purposes of the rule. The FCC “grandfathered” existing station “clusters” not in compliance with the numerical caps as calculated pursuant to the new market definition, but provided that they could be sold intact only to small businesses meeting certain requirements. In December 2007, the FCC expanded this policy to allow an owner to sell a grandfathered station cluster to any buyer, so long as the buyer committed to file, within 12 months, an application with the FCC to transfer the excess station(s) to an eligible small business or to a trust for ultimate sale to such an entity. Although the Third Circuit vacated the FCC’s selected definition of small businesses eligible to purchase clusters that exceed the numerical limits in 2011, the FCC reinstated that definition in its August 2016 order. The change in market definition appears to impact the Austin, Texas market, such that we exceed the numerical cap for FM stations. If we chose to sell our Austin cluster of stations and we were not able to obtain a waiver from the current ownership regulations, we would likely have to “spin off” one FM station to a separate buyer or to transfer the cluster to an entity meeting the FCC’s small business definition, and such a spin off would require the consent of our minority partner. In the November 2017 Order, the FCC adopted a presumptive waiver standard for so called “embedded markets” (i.e., smaller markets, as defined by Nielsen Audio, that are included in a larger parent market), and pledged to reexamine its approach to embedded markets in the 2018 quadrennial review.
Cross-Media Ownership:
Prior to the November 2017 Order, the FCC’s rules generally restricted the common ownership of (1) certain combinations of radio and television stations and (2) a daily newspaper and a radio or television station in the same local market. The November 2017 Order, which has, as noted above, been appealed, eliminated these restrictions.
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
In June 2009, the FCC adopted rules that allow an AM radio station to use currently authorized FM translator stations to retransmit the AM station’s programming within the AM station’s authorized service area. In October 2015, the FCC issued an Order that adopted a two-stage process for AM radio stations to acquire additional FM translators, which began in early 2016 and is expected to conclude in 2018. The FCC has also adopted certain changes to its rules that govern AM radio stations, and has sought comment on additional changes to those rules, which remain pending.
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
In October 2002, the FCC issued an order selecting a technical standard for terrestrial digital audio broadcasting (“DAB,” also known as high definition radio or “HD Radio®”). The in-band, on-channel (“IBOC”) technology chosen by the agency allows AM and FM radio broadcasters to introduce digital operations and permits existing stations to operate on their current frequencies in either full analog mode, full digital mode, or a combination of both (at reduced power). In March 2005, the FCC announced that, pending adoption of final rules, it would allow stations on an interim basis to broadcast multiple digital channels. In March 2007, the FCC adopted service rules for HD Radio®. Significantly, the FCC decided to allow FM stations to broadcast digital multicast streams without seeking prior FCC authority, to provide datacasting services, to lease excess digital capacity to third parties, and to offer subscription services pursuant to requests for experimental authority. Under the new rules, FM stations may operate in the “extended hybrid mode,” which provides more flexibility for multicasting and datacasting services; and may use separate analog and digital antennas without seeking prior FCC authority. FM translators, FM boosters and low power FM stations may also broadcast digitally where feasible, and AM stations may now operate digitally during nighttime hours. The new rules mandate that broadcasters offering digital service provide at least one free over-the-air signal comparable in quality to their analog signal and that they simulcast their analog programming on their main digital stream, and prohibit broadcasters from operating exclusively in digital. The FCC declined either to set any mandatory deadline for broadcasters to convert to digital operations or to impose additional public interest obligations (beyond those that already apply to analog broadcasters) on digital broadcasters. The FCC did, however, adopt a Further Notice of Proposed Rulemaking seeking comment on (among other things) whether additional public interest obligations are necessary, including consideration of a requirement that radio stations report their public service programming in detail on a standardized form and post that form and all other contents of their public inspection files on the station’s website. The FCC subsequently imposed an online public file requirement on television stations and, in January 2016, extended that requirement to radio stations. In January 2010, the FCC revised its DAB service rules to allow FM DAB stations to increase the permitted power levels of DAB transmissions. In September 2008, shortly after approving the Sirius-XM merger, the FCC sought comment on whether it should mandate the inclusion of HD Radio® features in satellite radio receivers. That proceeding remains pending, and we cannot predict its outcome or the impact that a decision might have on our business.
In order to broadcast musical compositions or to stream them over the Internet, Emmis must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers). These copyright owners often rely on organizations known as performing rights organizations, which negotiate licenses with copyright users for the public performance of their compositions, collect royalties, and distribute them to copyright owners. The three major performing rights organizations, from which Emmis has licenses and to which Emmis pays royalties, are the American Society of Composers, Authors, and Publishers, Broadcast Music, Inc., and SESAC, Inc. These rates are set periodically, are often negotiated by organizations acting on behalf of broadcasters, and may increase in the future. It also is possible that songwriters or publishers may disassociate with these performing rights organizations, or that additional such organizations could emerge in the future. In 2013 a new performing rights organization, named Global Music Rights (“GMR”), was formed. GMR has obtained the rights to certain high-value copyrights and is seeking to negotiate individual licensing agreements with radio stations for songs within its repertoire. GMR and the Radio Music License Committee, Inc. (“RMLC”), which negotiates music licensing fees with performance rights organizations on behalf of many radio stations, have initiated antitrust litigation against one another, which remains pending. In addition, there has been litigation concerning whether the consent decrees between the Department of Justice (“DOJ”) and major performance rights organizations require so-called “full-work” licenses (which would allow a license-holder to play all of the works in a performance rights organization’s repertoire), most recently resulting in a ruling by a federal appeals court that they do not. If a significant number of musical composition copyright owners withdraw from the established performing rights organizations, if new performing rights organizations form to license compositions that are not already licensed, or if the consent decrees between the DOJ and certain major performance rights organizations are eliminated, Emmis’ royalty rates or negotiation costs could increase. Emmis’ royalty rates or negotiation costs could also change as a result of GMR/RMLC litigation or the resolution of the full-work licensing issue.
In order to stream music over the Internet, Emmis must also obtain licenses and pay royalties to the owners of copyrights in sound recordings (typically, artists and record companies). These royalties are in addition to royalties for Internet streaming that must also be paid to performance rights organizations. The Copyright Royalty Board (“CRB”) recently completed its proceeding to set rates for the 2016-2020 license period. The CRB set a rate during this period for performances by non-subscription noninteractive services of 0.17 cent per listener per song, and a rate for noninteractive subscription services of 0.22 cent per listener per song, both of which are subject to changes that mirror changes in the Consumer Price Index. The CRB’s 2016-2020 rates represent a decrease from the 2015 CRB rates applicable to broadcasters and other webcasters, but the determination has been appealed.
In addition, lawsuits have been filed under various state laws challenging the right of digital audio transmission services and broadcasters to publicly perform or reproduce sound recordings fixed prior to February 15, 1972 (“pre-1972 sound recordings”) without a license. Such sound recordings currently are exempt from federal copyright protection. The 1976 Copyright Act provides that pre-1972 sound recordings may be the subject of state copyright protection until 2067. As a result, there are various protections of pre-1972 sound recordings in place across various states, and the scope of protections and of exceptions and limitations to those protections varies from state to state. Moreover, the existence or scope of any public performance right in pre-1972 sound recordings is unclear. Courts applying the laws of several states have denied protection to pre-1972 sound recordings, and the issue remains pending in appeals of certain of those rulings and in separate litigation elsewhere. Legislation has also been introduced in Congress that would preempt state law claims for copyright violations related to pre-1972 sound recordings. If legislative efforts do not succeed, and if the courts find that there are public performance rights in pre-1972 recordings and the decisions are interpreted to apply to radio broadcasting or Internet streaming, this could impede Emmis’ ability to broadcast and/or stream pre-1972 sound recordings and/or increase its costs.
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
We believe that advertising is a discretionary business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, a downturn in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. A recession or downturn in the economy of any individual geographic market, particularly our largest market of New York, could have a significant adverse effect on us.
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
Radio revenues in the markets in which we operate have lagged the growth of the general United States economy. Our market revenues, as measured by the accounting firm Miller Kaplan Arase LLP (“Miller Kaplan”), during the years ended February 2016, 2017 and 2018 were down 1.5%, up 1.7%, and down 0.8% respectively. During this same period, the U.S. Bureau of Economic Analysis reports that U.S. current-dollar gross domestic product growth has been 3% to 4% each year. Our results of operations could be negatively impacted if radio revenue performance in the markets in which we operate continues to lag general United States economic growth.
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
Our radio operations are heavily concentrated in the New York market.
Our radio operations in New York, including the LMA fee we receive from a subsidiary of Disney, accounted for approximately 40% of our radio revenues in fiscal 2018. Our results from operations can be materially affected by decreased ratings for our stations in New York, which could result in revenue declines for us in that market.
Our radio operations lack the scale of some of our competitors, especially in the New York market.
We currently own four stations in New York, one of which is being programmed by another broadcaster under the terms of an LMA. Some of our competitors in this market have larger clusters of radio stations. Our competitors may be able to leverage their market share to extract a greater percentage of available advertising revenues in this market and may be able to realize operating efficiencies by programming multiple stations in the market. Also, given our reliance on urban formats in New York, our results from operations can be materially affected by additional urban format competition by our competitors.
Future operation of our business may require significant additional capital.
The continued development, growth and operation of our businesses may require substantial capital. In particular, our emerging technologies, including TagStation/NextRadio and Digonex are not currently profitable and need additional capital to fund their operations. Furthermore, any acquisitions may require large amounts of capital. We intend to fund our growth, including our emerging technologies and acquisitions, if any, with cash generated from operations and asset sales, borrowings under our Credit Agreement dated June 10, 2014 (the “2014 Credit Agreement”), as amended, and proceeds from future issuances of debt and equity, both public and private. Currently, the 2014 Credit Agreement substantially limits our ability to make acquisitions. Our ability to raise additional debt or equity financing is subject to market conditions, our financial condition and other factors. If we cannot obtain financing on acceptable terms when needed, our results of operations, ability to fund our emerging technologies, and financial condition could be adversely impacted.
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
New media has resulted in fragmentation in the advertising market, but we cannot predict the impact that additional competition arising from new technologies may have on the radio broadcasting industry or on our financial condition and results of operations. We also cannot ensure that our investments in HD Radio®, TagStation®, NextRadio®, the Dial ReportTM and other technologies will produce the desired returns.
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
We disseminate large amounts of content to the public. An ill-conceived or mis-timed on-air statement or social media post could have a material adverse effect on our business.
The FCC’s rules prohibit the broadcast of obscene material at any time and prohibit indecent material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition on the broadcast of indecent material because of the FCC’s broad definition of such material, coupled with the spontaneity of live programming.
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
Even statements or social media posts that do not violate the FCC’s indecency rules could offend our audiences and advertisers or infringe the rights of third parties, resulting in a decline in ratings, a loss in revenues, a challenge to our broadcast licenses, or extended litigation. While we maintain insurance covering some of these risks, others are effectively uninsurable and could have a material adverse effect on our results from operations and financial condition.
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

Consequently, if we wish to sell our interest in the Austin stations, we will need to obtain a waiver from the current ownership regulations, or we will need to either sell to an entity that meets those FCC requirements or exclude at least one FM station from the transaction, and a station divestiture would require the consent of our minority partner.
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
We have reported significant net losses in our consolidated statement of operations in the past as a result of recording noncash impairment charges, mostly related to FCC licenses and goodwill. During the years ended February 28 (29), 2016, 2017 and 2018, we incurred impairment losses of $9.5 million, $9.8 million, and $0.3 million, respectively. As of February 28, 2018, our FCC licenses and goodwill comprise 74% of our total assets. If events occur or circumstances change, or even if the declining radio valuation trend continues, that would reduce the fair value of the FCC licenses and goodwill below the amount reflected on the balance sheet, we may be required to recognize impairment charges, which may be material, in future periods.
We may fail to realize any benefits and incur unanticipated losses related to any acquisition.
The success of our acquisitions will depend, in part, on our ability to successfully integrate the acquired business. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers and employees or to achieve the anticipated benefits of the acquisition. Successful integration may also be hampered by any differences between the operations and corporate culture of the two organizations. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. Finally, any cost savings that are realized may be offset by losses in revenues from the acquired business.
We may fail to consummate dispositions or complete them in a timely manner.
We regularly review our portfolio of assets and periodically dispose of assets when we believe it is appropriate to do so. We are exploring strategic alternatives with respect to WLIB-AM in New York, as well as land in northwest Indianapolis that is currently being used as a tower site, and may explore strategic alternatives with respect to other assets we currently own. We cannot ensure that an announced transaction will be consummated for any asset we may contemplate divesting.
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
In February 2016, the Financial Accounting Standards Board released Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.
As of February 28, 2018, we had operating lease commitments of approximately $43.7 million. These leases are classified as operating leases and disclosed in Note 11 to our accompanying consolidated financial statements. Currently, operating leases are classified as off-balance sheet transactions and only the current year operating lease expense is accounted for in the consolidated statements of operations as rent expense. All of our leases classified as operating leases require us to make certain estimates at the inception of the lease in order to determine whether the lease is operating or capital. ASU 2016-02 requires that substantially all operating leases be recognized as assets (the right to use the leased property) and liabilities (the present value of future lease payments). This guidance will be effective for the Company as of March 1, 2019 and requires a modified retrospective implementation. When adopted, ASU 2016-02 will result in an increase in the assets and liabilities reflected on our consolidated balance sheets.
Our business is dependent upon the proper functioning of our internal business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.
The proper functioning of our internal business processes and information systems is critical to the efficient operation and management of our business. If these information technology systems fail or are interrupted, our operations may be adversely affected and operating results could be harmed. Our business processes and information systems need to be sufficiently scalable to adapt to the size of our business and may require modifications or upgrades that expose us to a number of operational risks. Our information technology systems, and those of third party providers, may also be vulnerable to damage or disruption caused by circumstances beyond our control. These include catastrophic events, power anomalies or outages, natural disasters, computer system or network failures, viruses or malware, physical or electronic intrusions, unauthorized access and cyber-attacks. Any material disruption, malfunction or similar challenges with our business processes or information systems, or disruptions or challenges relating to the transition to new processes, systems or providers, could have a material adverse effect on our financial position, results of operations and cash flows.
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
We have a significant amount of indebtedness. At February 28, 2018, our total indebtedness was $142.4 million, consisting of $78.5 million under our 2014 Credit Agreement, $53.9 million of 98.7FM nonrecourse debt and $10.0 million of other nonrecourse debt. The Company expects that proceeds from the LMA in New York with a subsidiary of Disney will be sufficient to pay all debt service related to the 98.7FM nonrecourse debt. Our substantial indebtedness could have important consequences to investors. For example, it could:

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

•	result in higher interest expense in the event of increases in interest rates because some of our debt is at variable rates of interest;

•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

•	place us at a competitive disadvantage compared to some of our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our 2014 Credit Agreement, our ability to borrow additional funds or make acquisitions.

The revolving credit commitment under our 2014 Credit Agreement matures on August 31, 2018, and the term loans under our 2014 Credit Agreement mature on April 18, 2019. Our ability to repay or refinance amounts outstanding under our 2014 Credit Agreement depends on many factors beyond our control.
We used a substantial portion of the net proceeds from the April 30, 2018 sale of our four radio stations in St. Louis, Missouri to repay amounts outstanding under our revolver and term loans. Subsequent to these repayments, we have no amounts outstanding under our revolver and $28.0 million of outstanding term loans. However, we may need to refinance some or all of the amounts outstanding under our 2014 Credit Agreement prior to their respective maturities. While we have been successful in refinancing our credit facility debt in the past, we cannot assure investors that we will be successful in the future.
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
Our 2014 Credit Agreement, as amended, requires us to pay periodic interest payments. Our ability to make payments on our indebtedness and to fund capital expenditures will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our businesses might not generate sufficient cash flow from operations. We might not be able to complete future offerings, and future borrowings might not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Risks Related to our Common Stock:
One shareholder controls a majority of the voting power of our common stock, and his interest may conflict with those of other shareholders.
As of May 4, 2018, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey H. Smulyan, beneficially owned shares representing approximately 52.6% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13d-3 of the Exchange Act. He therefore is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of a majority of our directors.
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
Our Class A common stock is currently listed on the National Association of Securities Dealers Automated Quotation (“Nasdaq”) Global Select Market under the symbol “EMMS.” The market price of our Class A common stock and our trading volume have been subject to fluctuations since our initial public offering in 1994. Accordingly, the market price of our Class A common stock could experience volatility, regardless of our operating performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own several of our main transmitter/antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that generally range from five to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $43.7 million in aggregate minimum rental commitments under real estate leases. Many of these leases contain escalation clauses such as defined contractual increases or cost-of-living adjustments.
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
Emmis filed suit against Illinois National Insurance Company (“INIC”) in 2015 related to INIC’s decision to not cover Emmis’ defense costs under Emmis’ directors and officers insurance policy in a lawsuit related to the Company’s preferred stock in which Emmis was the defendant (the “Prior Litigation”). On March 21, 2018, Emmis was granted summary judgment entitling it to coverage of its defense costs in the Prior Litigation, but the amount Emmis should recover has not yet been determined and all final decisions by the U.S. District Court are subject to appeal. Emmis incurred approximately $4.1 million of costs defending the prior litigation and was subject to a $1.0 million deductible. Emmis is seeking to recover these costs plus applicable accrued interest less the applicable deductible from INIC. However, Emmis cannot reasonably estimate the amount or timing of such recovery.
In connection with Emmis’ sale of four magazines to Hour Media on February 28, 2017, ten percent of the purchase price, or $0.65 million, was placed in escrow to secure Emmis’ post-closing indemnification obligations in the asset purchase agreement and was scheduled to be released six months after the closing of the transaction. Hour Media has claimed that Emmis breached the asset purchase agreement and will not consent to the release of the $0.65 million in escrow. Emmis filed a lawsuit against Hour Media for breach of the asset purchase agreement and Hour Media has filed a counterclaim against Emmis. Emmis believes that substantially all of Hour Media’s claims are without merit.

EXECUTIVE OFFICERS OF THE REGISTRANT
Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

NAME	POSITION	AGE AT FEBRUARY 28, 2018	YEAR FIRST ELECTED OFFICER
Paul V. Brenner	President - TagStation / NextRadio	49	2007
J. Scott Enright	Executive Vice President, General Counsel and Secretary	55	1998
Ryan A. Hornaday	Executive Vice President, Chief Financial Officer and Treasurer	44	2006
Gregory T. Loewen	President - Publishing Division and Chief Strategy Officer	46	2007

Mr. Brenner was appointed an executive officer of Emmis in July 2016 and has served as President - TagStation / NextRadio since March 2016. Previously, Mr. Brenner served as Senior Vice President and Chief Technology Officer from March 2009 to February 2016. Mr. Brenner joined Emmis in 1998.
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

QUARTER ENDED	HIGH	LOW
May 2016	$2.76	$1.92
August 2016	$4.33	$2.20
November 2016	$4.17	$3.22
February 2017	$3.68	$2.76

May 2017	$3.87	$2.14
August 2017	$3.42	$2.55
November 2017	$3.69	$2.44
February 2018	$4.21	$2.83
HOLDERS
At May 4, 2018, there were 2,860 record holders of the Class A common stock, and there was one record holder of the Class B common stock.
DIVIDENDS
Emmis currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future. Emmis’ 2014 Credit Agreement sets forth certain restrictions on our ability to pay dividends. See Note 5 to the accompanying consolidated financial statements for more discussion of the 2014 Credit Agreement.
SHARE REPURCHASES
During the three-month period ended February 28, 2018, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended February 28, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
December 1, 2017 - December 31, 2017	—	$—	—	$—
January 1, 2018 - January 31, 2018	21,294	$3.11	—	$—
February 1, 2018 - February 28, 2018	13,120	$4.17	—	$—
	34,414		—

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
GENERAL
The following discussion pertains to Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “Emmis” or the “Company”).
We principally own and operate radio properties located in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent approximately two-thirds of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. The Nielsen Company generally measures radio station ratings weekly for markets measured by the Portable People Meter™, which includes all of our radio stations. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.
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
The following table summarizes the sources of our revenues for the past three years. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to our TagStation and Digonex businesses, network revenues and barter. During the three year period ended February 28, 2018, we sold all of or city and regional magazines with the exception of Indianapolis Monthly. We also sold our radio stations in Terre Haute and Los Angeles. These sales impact the comparability of net revenues in fiscal 2016, 2017 and 2018. We sold our four radio stations in St. Louis on April 30, 2018. The sale of our radio stations in St. Louis does not impact the comparability of the periods presented below, but will impact the comparability of results in future periods.

	Years ended February 28 (29),
	2016	% of Total	2017	% of Total	2018	% of Total
Net revenues:
Local	$130,486	56.4%	$121,841	56.8%	$81,949	55.2%
National	26,994	11.7%	21,706	10.1%	16,261	11.0%
Political	661	0.3%	2,163	1.0%	457	0.3%
Publication Sales	5,612	2.4%	4,193	2.0%	412	0.3%
Non Traditional	25,683	11.1%	22,936	10.7%	17,280	11.6%
Interactive	13,223	5.7%	14,737	6.9%	10,058	6.8%
LMA Fees	10,331	4.5%	10,331	4.8%	10,752	7.2%
Other	18,443	7.9%	16,661	7.7%	11,318	7.6%
Total net revenues	$231,433		$214,568		$148,487
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
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company’s NextRadio smartphone application on a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to serve as a conduit for the radio industry to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. NextRadio LLC collected money from the radio industry and forwarded it to Sprint. During the year ended February 2016, Emmis’ funding of its share of NextRadio’s payment to Sprint was $0.4 million. This amount is included in station operating expenses in the accompanying consolidated statements of operations. Emmis did not guarantee NextRadio LLC’s performance under this agreement and Sprint did not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through February 28, 2018, the NextRadio application has not generated a material amount of revenue.
From the inception of NextRadio LLC’s agreement with Sprint through December 7, 2016, NextRadio LLC had remitted to Sprint approximately $33.2 million. Effective December 8, 2016, NextRadio LLC and Sprint entered into an amendment of their original agreement. The amendment called for NextRadio LLC to make installment payments totaling $6.0 million through March 15, 2017, which have been paid. In exchange, Sprint agreed to forgive the remaining $5.8 million that it was due under the original agreement, and in return receive a higher share of certain revenue generated by the NextRadio application. NextRadio LLC received a loan of $4.0 million for the sole purpose of fulfilling the payment obligations to Sprint under the amendment. The loan will be repaid out of proceeds from sales of enhanced advertising through the NextRadio application. During the years ended February 2017 and 2018, NextRadio LLC received $3.4 million and $0.6 million, respectively, under the loan, which was promptly remitted to Sprint and included in station operating expenses in the accompanying consolidated statement of operations. In addition, during the year ended February 2018, Emmis funded $0.3 million of the final payment to Sprint. This amount is also included in station operating expenses in the accompanying consolidated statement of operations.
On July 27, 2015, NextRadio LLC entered into an agreement with AT&T whereby AT&T agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, AT&T receives a share of certain revenue generated by the NextRadio application. This agreement was subsequently assigned to TagStation LLC (the parent entity of NextRadio LLC and owner of the TagStation and NextRadio applications). On September 9, 2016, TagStation LLC entered into an agreement with T-Mobile whereby T-Mobile agreed to include FM chip activation in its Android device specifications to wireless device manufacturers. In exchange, T-Mobile also receives a share of certain revenue generated by the NextRadio application. TagStation LLC has been working directly with numerous device manufacturers to accelerate the availability of NextRadio to consumers. BLU Products, an American mobile phone manufacturer, has chosen to make NextRadio the native FM tuner on its Android smartphones. Alcatel and LG entered into similar arrangements for NextRadio. The Samsung S8 and S9 family of smartphones are FM-enabled and NextRadio-compatible across all major U.S. wireless networks. TagStation LLC and the radio industry continue to work with other leading United States wireless network providers, device manufacturers, regulators and legislators to cause FM tuners to be enabled in all smartphones. Furthermore, NextRadio has incorporated streaming capabilities into its application so listeners can enjoy NextRadio regardless of whether or not the FM chip in their phone has been enabled.
Emmis granted the U.S. radio industry (as defined in the funding agreements) a call option on substantially all of the assets used in the NextRadio and TagStation businesses in the United States. The call option may be exercised in August 2019 by paying Emmis a purchase price equal to the greater of (i) the appraised fair market value of the NextRadio and TagStation businesses, or (ii) two times Emmis’ cumulative investments in the development of the businesses through August 2015. If the call option is exercised, the businesses will continue to be subject to the operating limitations applicable today, and no radio operator will be permitted to own more than 30% of the NextRadio and TagStation businesses.
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
The results of our radio operations are heavily dependent on the results of our stations in the New York market, which account for approximately 40% of our radio net revenues. Our acquisition of WBLS-FM and WLIB-AM in New York in fiscal 2015 enhanced our ability to adapt to competitive environment shifts in that market, but some of our competitors that operate larger station clusters are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 0.3% for the twelve months ended February 28, 2018, as compared to the same period of the prior year. During this period, revenues for our New York cluster were down 2.0%. Our New York operations were negatively impacted by intensifying competition for transactional business in the local market. We have made changes in our local sales organization in New York to derive more local, direct business and reduce our reliance on transactional, agency business.
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis’ 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In that respect, over the past two fiscal years we have sold radio stations in Terre Haute and Los Angeles and closed on the sale our radio stations in St. Louis on April 30, 2018. We have also sold all of our publishing assets, except Indianapolis Monthly. We continue to explore the sale of WLIB-AM in New York and other assets, including land in Indianapolis.

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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of February 28, 2018, we have recorded approximately $200.0 million in goodwill and FCC licenses (including FCC licenses classified as held for sale), which represents approximately 74% of our total assets.

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
Below are some of the key assumptions used in our annual impairment assessments. In recent years, we have reduced long-term growth rates in the markets in which we operate based on recent industry trends and our expectations for the markets going forward. The methodology used to value our FCC licenses has not changed in the three-year period ended February 28, 2018.

	December 1, 2015	December 1, 2016	December 1, 2017
Discount Rate	12.0% - 12.4%	12.2% - 12.5%	12.1% - 12.4%
Long-term Revenue Growth Rate	1.3% - 2.5%	1.0% - 2.0%	1.0% - 1.8%
Mature Market Share	3.2% - 29.3%	3.1% - 30.4%	12.7% - 31.1%
Operating Profit Margin	25.0% - 39.1%	25.1% - 39.1%	27.0% - 39.1%
Although the Company did not record an impairment charge related to FCC licenses in the current year, we did record impairment charges related to FCC licenses in the past two fiscal years. Impairment charges recognized as part of our December 1, 2015 and 2016 annual testing were $5.4 million and $6.9 million, respectively. These impairments were mostly related to declining market revenues combined with lowered expectations for future long-term revenue growth rates as noted in the table above.
Valuation of Goodwill
ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. The Company conducts its impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market, excluding any stations that are being operated pursuant to an LMA). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as well as recent market transactions as a benchmark for the multiple it applies to its radio reporting units. For the annual assessment performed as of December 1, 2017, the Company applied a market multiple of 8.0 times the reporting unit’s operating performance. Management believes this methodology for valuing radio properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations.
The Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment as of March 1, 2017. Prior to March 1, 2017, the Company performed a two-step impairment test for goodwill. Goodwill impairments recorded during the years ended February 28 (29), 2016 and 2017 were recorded using the two-step methodology. Goodwill impairments recorded from March 1, 2017 forward will be recorded using the simplified method as described above.
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
During the quarter ended August 31, 2016, the Company lowered its growth expectations for Digonex for the next several years due to slow client adoption of dynamic pricing services. While the Company continues to believe in the long-term growth prospects of Digonex, the lengthy sales cycle has caused Digonex to perform below expectations to date. Despite lowering near-term growth expectations for Digonex in connection with our annual impairment review for fiscal 2016 as discussed above, performance in the first six months of fiscal 2017 indicated that a further revision was appropriate. Our then-current projections assumed that Digonex would generate cash flow losses in the short and medium-term. The combination of lower-than-expected current period results, coupled with downward revisions to future revenue projections, resulted in an impairment indicator that caused the Company to assess goodwill and related intangibles on an interim basis during the quarter ended August 31, 2016. The Company’s discounted cash flow analysis for Digonex indicated a nominal enterprise value. Therefore, in connection with the interim impairment test, Emmis determined that Digonex’s goodwill was fully impaired and recorded an impairment loss of $2.1 million. Subsequent to our impairment of Digonex goodwill and the sale of Texas Monthly (see note 7 for more discussion), the Company’s goodwill relates entirely to its Radio segment.
During our December 2017 annual goodwill impairment test, the Company wrote off $0.3 million of goodwill associated with our Indianapolis radio cluster. Weak ratings and declining market revenues significantly impacted our operating performance in Indianapolis. This resulted in the carrying value of our Indianapolis radio cluster exceeding its estimated fair value by more than the amount of goodwill we had recorded for the cluster on the assessment date. As such, the Company fully impaired the goodwill of this cluster.
Sensitivity Analysis
Based on the results of our December 1, 2017 annual impairment assessment, the fair value of our broadcasting licenses was approximately $228.2 million, which was in excess of the $195.6 million carrying value by $32.6 million, or 16.7%. Should our estimates or assumptions worsen, or should negative events or circumstances occur in the units that have limited fair value cushion, additional license impairments may be needed. Subsequent to our annual impairment test on December 1, 2017, we sold our radio stations in St. Louis. These broadcasting licenses have been reclassified to current assets held for sale in the accompanying consolidated balance sheets.

	Radio Broadcasting Licenses
	As of December 1, 2017
Unit of Accounting	Carrying Value	Fair Value	Percentage by which fair value exceeds carrying value
New York Cluster	71,614	102,889	43.7%
98.7FM (New York)	46,390	47,123	1.6%
Austin Cluster	34,720	35,216	1.4%
St. Louis Cluster	24,758	24,797	0.2%
Indianapolis Cluster	18,166	18,214	0.3%
Total	195,648	228,239	16.7%
If we were to assume a 100 basis point change in any of our three key assumptions (a reduction in the long-term revenue growth rate, a reduction in local commercial share or an increase in the discount rate) used to determine the fair value of our broadcasting licenses on December 1, 2017, the resulting impairment charge would have been $28.1 million, $17.6 million and $14.1 million, respectively. Also, if we were to assume a market multiple decrease of one or a 10% decrease in the two-year average station operating income, two of the key assumptions used to determine the fair value of our goodwill on December 1, 2017, the resulting estimates of enterprise valuations would still exceed the carrying values of the enterprises. As such, no additional goodwill impairment would be recognized if either of these two key assumptions were lowered.
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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.8 million and $0.4 million accrued for employee healthcare claims as of February 28, 2017 and 2018, respectively. The Company also maintains large deductible programs (ranging from $100 thousand to $250 thousand per occurrence) for workers’ compensation, employment liability, automotive liability and media liability claims.
DISPOSITIONS
The transactions described below impact the comparability of operating results for the three years ended February 28, 2018.

Sale of KPWR-FM
On August 1, 2017, Emmis closed on its sale of substantially all of the assets of KPWR-FM for gross proceeds of approximately $80.1 million to affiliates of the Meruelo Group. Under the terms of the Fourth Amendment to Emmis’ senior credit facility, Emmis was required to enter into definitive agreements to sell assets that generated at least $80 million of proceeds by January 18, 2018 and to close on such transactions following receipt of required regulatory approvals. The sale of KPWR-FM satisfied these requirements. Emmis found it more advantageous to sell its standalone radio station in Los Angeles than to sell other assets to meet this requirement. After payment of transaction costs and withholding for estimated tax obligations, net proceeds totaled approximately $73.6 million and were used to repay term loan indebtedness under Emmis’ senior credit facility. Emmis recorded a $76.7 million gain on the sale of KPWR-FM. KPWR-FM had historically been included in our Radio segment. This disposal did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45-1C.
Sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine
On February 28, 2017, Emmis closed on its sale of substantially all of the assets of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine (the “Hour Magazines”) for gross proceeds of $6.5 million to Hour Media Group, LLC. The Company previously announced that it was exploring strategic alternatives for its publishing division, excluding Indianapolis Monthly. Emmis decided to sell most of its publishing assets to reduce debt outstanding. Emmis received net proceeds of $2.9 million, consisting of the stated purchase price of $6.5 million, less $0.7 million held in escrow and disposition costs totaling $2.9 million. The $2.9 million of disposition costs primarily relate to $1.6 million of severance costs and transaction advisory fees of $1.0 million. The funds held in escrow secure Emmis’ post closing indemnification obligations in the purchase agreement and were scheduled to be released six months after the closing of the transaction. The release of these funds from escrow is currently being litigated. See Note 11 to the accompanying consolidated financial statements. After settling retention bonuses to affected employees, net proceeds were used to repay term loan indebtedness under Emmis’ senior credit facility. Emmis recorded a $2.7 million gain on the sale of the Hour Magazines. These magazines had historically been included in our Publishing segment. This disposal did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45-1C.
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

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2017 COMPARED TO YEAR ENDED FEBRUARY 28, 2018
Net revenues:

	For the years ended February 28,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$165,148	$142,852	$(22,296)	(13.5)%
Publishing	48,559	4,521	(44,038)	(90.7)%
Emerging Technologies	861	1,114	253	29.4%
Total net revenues	$214,568	$148,487	$(66,081)	(30.8)%

Radio net revenues decreased during the year ended February 28, 2018 mostly due to the sale of KPWR-FM in Los Angeles on August 1, 2017 and the sale of our Terre Haute radio stations in January 2017. Excluding the effects of radio station sales, our radio net revenues would have been down less than 3% for the year ended February 28, 2018. We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. A summary of market revenue performance and Emmis’ revenue performance in those markets for the year ended February 28, 2018 is presented below:

	For the year ended February 28, 2018
	Overall Market	Emmis
Market	Revenue Performance	Revenue Performance [1]
New York	(0.3%)	(2.0%)
St. Louis	(3.0%)	0.7%
Indianapolis	(3.4%)	(12.9%)
Austin	1.1%	1.7%
All Markets	(0.8%)	(2.4%)
1 Emmis revenue performance in New York excludes the results of WEPN-FM which is being operated pursuant to an LMA

Our weak performance in Indianapolis mostly relates to a decline in the ratings of our stations there. We have taken several steps to improve our ratings in Indianapolis, including additional promotional support, and we expect our revenue performance to improve in fiscal 2019.
Publishing net revenues were down for the year ended February 28, 2018 due to the sale of all but one of our magazines during the year ended February 28, 2017.
Emerging technologies net revenues, which primarily relate to licensing fees of our TagStation software and pricing services provided by Digonex, increased during the year ended February 28, 2018 principally due to client growth at Digonex.

Station operating expenses excluding LMA fees and depreciation and amortization expense:

	For the years ended February 28,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$115,366	$102,413	$(12,953)	(11.2)%
Publishing	51,063	5,035	(46,028)	(90.1)%
Emerging Technologies	13,656	12,310	$(1,346)	(9.9)%
Total station operating expenses excluding depreciation and amortization expense	$180,085	$119,758	$(60,327)	(33.5)%
The decrease in station operating expenses excluding depreciation and amortization expense for our radio division for the year ended February 28, 2018 is due to the sale of our Terre Haute radio stations in the prior year and KPWR-FM in August 2017. Excluding the effects of radio station sales, our radio station operating expenses excluding depreciation and amortization expense would have been flat for the year ended February 28, 2018, as compared to the same period of the prior year.
The decrease in station operating expenses excluding depreciation and amortization expense for publishing for the year ended February 28, 2018 is due to the sale of all but one of our magazines during the year ended February 28, 2017.
Station operating expenses excluding depreciation and amortization expense for emerging technologies decreased in the year ended February 28, 2018 due to NextRadio funding $3.4 million of its obligation to Sprint with the proceeds of a third party loan in the prior year. This amount was expensed at the time it was remitted to Sprint. Excluding this item in the prior year, station operating expenses excluding depreciation and amortization expense for emerging technologies would have increased during the year ended February 28, 2018 due to (i) NextRadio funding $0.6 million of its obligation to Sprint with the proceeds of a third party loan in March 2017, which was expensed at the time it was remitted to Sprint, (ii) Emmis contributing $0.3 million to NextRadio, which was remitted to Sprint in connection with the final payment to Sprint and expensed at that time, and (iii) costs associated with enhancements to the NextRadio application and TagStation platform, including the addition of streaming features and enhancements to our data reporting capabilities.
Corporate expenses excluding depreciation and amortization expense:

	For the years ended February 28,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$11,359	$10,712	$(647)	(5.7)%
Corporate expenses excluding depreciation and amortization expense decreased during the year ended February 28, 2018 due to nonrecurring costs incurred during the prior year related to a going private transaction that was not consummated. Costs incurred during the prior year related to the going private transaction were approximately $0.9 million.
Impairment loss on intangible assets:

	For the years ended February 28,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss on intangible assets:
Radio	$6,855	$265	$(6,590)	(96.1)%
Emerging Technologies	2,988	—	$(2,988)	(100.0)%
Impairment loss on intangible assets	$9,843	$265	$(9,578)	(97.3)%
In connection with an interim review for impairment during the quarter ended August 31, 2016, the Company recorded an impairment loss of $2.1 million related to goodwill and $0.9 million related to definite-lived intangible assets, all of which related to Digonex. This impairment loss reduced the carrying value of Digonex goodwill and definite-lived intangible assets to zero. In connection with the annual impairment review conducted on December 1, 2016, the Company concluded that its FCC license for 98.7FM in New York, and the licenses for our Austin, St. Louis and Terre Haute clusters were impaired by $6.9 million.
In connection with the annual impairment review conducted on December 1, 2017, the Company concluded that goodwill associated with its Indianapolis radio operations was impaired and recorded an impairment loss of $0.3 million to reduce the carrying value of this goodwill to zero.
We could record impairment charges in future periods if we determine the carrying value of our intangible assets exceeds their fair value. Our annual impairment test of our broadcasting licenses and goodwill is performed each year as of December 1. We may be required to retest prior to our next annual evaluation, which could result in additional impairment charges.
Gain on sale of radio and publishing assets, net of disposition costs:

	For the years ended February 28,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Gain on sale of radio and publishing assets, net of disposition costs:
Radio	$(3,478)	$(76,745)	$(73,267)	N/A
Publishing	(20,079)	141	20,220	N/A
Emerging Technologies	—	—	$—	N/A
Gain on sale of radio and publishing assets, net of disposition costs	$(23,557)	$(76,604)	$(53,047)	N/A
On August 1, 2017, the Company closed on its sale of KPWR-FM in Los Angeles and recorded a $76.7 million gain on sale of assets, net of disposition costs. On January 30, 2017, we closed on the sale of our Terre Haute, Indiana radio cluster. We recognized a $3.5 million gain on sale of the cluster.
On November 1, 2016, we closed on the sale of Texas Monthly and recorded a $17.4 million gain on sale of assets, net of disposition costs. On February 28, 2017, we closed on the sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine and recorded a $2.7 million gain on sale of assets, net of disposition costs.
Depreciation and amortization:

	For the years ended February 28,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$3,462	$2,792	$(670)	(19.4)%
Publishing	230	19	(211)	(91.7)%
Corporate & Emerging Technologies	1,114	817	(297)	(26.7)%
Total depreciation and amortization	$4,806	$3,628	$(1,178)	(24.5)%
The decrease in radio depreciation and amortization expense for the year ended February 28, 2018 mostly relates to the sale of our Terre Haute radio stations near the end of the prior fiscal year and the sale of KPWR-FM during the current fiscal year.
The decrease in publishing depreciation and amortization expense for the year ended February 28, 2018 is due to the sale of all but one of our magazines during the year ended February 28, 2017.
The decrease in corporate & emerging technologies is mostly due to reduced amortization expense of Digonex-related definite-lived intangible assets. The Company recorded an impairment charge in fiscal 2017 related to these definite-lived intangible assets, which reduced the carrying value of these definite-lived intangibles to zero.

Operating income (loss):

	For the years ended February 28,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$42,819	$114,209	$71,390	166.7%
Publishing	17,345	(687)	(18,032)	(104.0)%
Corporate & Emerging Technologies	(28,256)	(22,725)	5,531	19.6%
Total operating income (loss)	$31,908	$90,797	$58,889	184.6%
Radio operating income increased for year ended February 28, 2018 due to the gain on sale of KPWR-FM.
Publishing operating income decreased due to the gain on sale recorded in the prior year related to five publications that were sold during that fiscal year.
Corporate and emerging technologies operating loss decreased in the year ended February 28, 2018 mostly due to the following items in the prior year: (1) $3.0 million impairment charge related to Digonex intangible assets, (2) $3.4 million of proceeds from a third party loan to NextRadio that were remitted to Sprint, and (3) $0.9 million of costs associated with an unsuccessful going private transaction. These costs were partially offset by additional emerging technologies operating expenses in the current year as discussed above.
Interest expense:

	For the years ended February 28,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(18,018)	$(15,143)	$2,875	16.0%
The decrease in interest expense is attributable to lower debt balances as the Company used the proceeds from its various asset sales to reduce debt outstanding.
Loss on debt extinguishment:

	For the years ended February 28,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(620)	$(2,662)	$(2,042)	N/M
The Company repaid outstanding term loans under its credit facility with proceeds from asset sales during fiscal 2018. The pro-rata portion of unamortized debt discount that was written-off in connection with these repayments was classified as a loss on debt extinguishment.
Other (expense) income, net:

	For the years ended February 28,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Other (expense) income, net	$(160)	$35	$195	N/M
Other expense in fiscal 2017 mostly relates to a $0.3 million other-than-temporary impairment of an equity method investment that reduced the carrying value of the investment to zero as of February 28, 2017.

Benefit for income taxes:

	For the years ended February 28,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Benefit for income taxes	$(110)	$(11,732)	$(11,622)	N/M
During the year ended February 28, 2017, the Company was recording a valuation allowance for its net deferred tax assets, including its net operating loss carryforwards, but excluding deferred tax liabilities related to indefinite-lived intangibles. During fiscal 2018, the taxable gain associated with the sale of KPWR-FM in Los Angeles was mostly offset by the utilization of deferred tax assets, including substantially all Federal net operating loss carryforwards. The benefit recorded in fiscal 2018 principally relates to the Tax Cuts and Jobs Act (the “Act”), which was signed into law on December 22, 2017. Among its numerous changes to the Internal Revenue Code, the Act reduced U.S. corporate rates from 35% to 21%. The corresponding reduction of deferred tax liabilities based on this lower rate resulted in a one-time benefit of $14.2 million in fiscal 2018.
Consolidated net income:

	For the years ended February 28,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$13,220	$84,759	$71,539	N/M
The increase in consolidated net income is principally due to the $76.7 million gain on sale associated with the sale of KPWR-FM in Los Angeles and the $14.2 million tax benefit resulting from the Tax Cuts and Jobs Act in fiscal 2018, partially offset by gains recorded on sales of radio stations and magazines in the prior year.

YEAR ENDED FEBRUARY 29, 2016 COMPARED TO YEAR ENDED FEBRUARY 28, 2017
Net revenues:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$169,228	$165,148	$(4,080)	(2.4)%
Publishing	60,992	48,559	(12,433)	(20.4)%
Emerging Technologies	1,213	861	$(352)	(29.0)%
Total net revenues	$231,433	$214,568	$(16,865)	(7.3)%

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
1 Emmis revenue performance in New York excludes the results of WEPN-FM which is being operated pursuant to an LMA
Our weak performance in Los Angeles mostly related to a format competitor that began directly competing against our station there in February 2015. The revenue impact was most pronounced beginning in the fall of 2015. Excluding Los Angeles, our radio revenues would have been down 0.3% in markets that were up 0.5% according to Miller Kaplan.
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
Emerging technologies net revenues, which primarily relate to licensing fees of our TagStation software and pricing services provided by Digonex, decreased during the year as a large retail customer of Digonex did not renew for fiscal 2017.

Station operating expenses excluding depreciation and amortization expense:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses, excluding depreciation and amortization expense:
Radio	$116,862	$115,366	$(1,496)	(1.3)%
Publishing	58,891	51,063	(7,828)	(13.3)%
Emerging Technologies	7,641	13,656	$6,015	78.7%
Total station operating expenses, excluding depreciation and amortization expense	$183,394	$180,085	$(3,309)	(1.8)%
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
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the year ended February 28, 2017 mostly due to (i) NextRadio funding $3.4 million of its obligation to Sprint with the proceeds of a third party loan and (ii) increased NextRadio headcount during the year across all departments to support increased activity expected in upcoming years.

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
In connection with an interim review for impairment during the quarter ended August 31, 2016, the Company recorded an impairment loss of $2.1 million related to goodwill and $0.9 million related to definite-lived intangible assets, all of which related to Digonex. This impairment loss reduced the carrying value of Digonex goodwill and definite-lived intangible assets to zero. In connection with the annual impairment review conducted on December 1, 2016, the Company concluded that its FCC license for 98.7FM in New York, and the licenses for our Austin, St. Louis and Terre Haute clusters were impaired by $6.9 million.
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
Operating income (loss):

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$43,527	$42,819	$(708)	(1.6)%
Publishing	1,835	17,345	15,510	845.2%
Corporate & Emerging Technologies	(25,698)	(28,256)	(2,558)	10.0%
Total operating income (loss)	$19,664	$31,908	$12,244	62.3%
Radio operating income decreased for the year ended February 28, 2017 principally due to the effect of revenue declines for all of our markets except St. Louis and larger impairment losses recorded during the year. The gain on sale of our Terre Haute, Indiana cluster and lower radio operating expenses partially offset the effect of the revenue declines and larger impairment losses.
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
Interest expense:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(18,956)	$(18,018)	$938	(4.9)%
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
Other income (expense), net:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Other income (expense), net	$1,057	$(160)	$(1,217)	115.1%
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
The Company previously recorded a full valuation allowance against its net deferred tax assets, except for the deferred tax liabilities related to indefinite-lived intangibles. Although the Company continued to record a full valuation allowance in fiscal 2016 and 2017, the income tax expense related to deferred tax liabilities for indefinite-lived intangibles must still be recorded. Because this amount is based on tax amortization, the full year amount of associated tax expense is known at the beginning of the year and the Company recognized the tax expense related to deferred tax liabilities for indefinite-lived intangibles evenly through the year as a discrete item. Separately, the company recorded tax benefits of $1.3 million and $2.4 million related to impairment charges on FCC licenses during the years ended February 29, 2016 and February 28, 2017, respectively.
Consolidated net (loss) income:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net (loss) income	$(304)	$13,220	$13,524	N/M
The increase in consolidated net income (loss) is principally due to the $23.6 million gain on sale associated with the sale of our Terre Haute, Indiana radio cluster and five magazines during the year ended February 28, 2017. This gain is partially offset by other items, including lower radio division revenues and higher expenses at our TagStation and NextRadio businesses.
Loss on modification of preferred stock:

	For the years ended February 28 (29),
	2016	2017	$ Change	% Change
	(As reported, amounts in thousands)
Loss on modification of preferred stock	$(162)	$—	$162	N/A
On February 17, 2016, Emmis filed amendments to its Articles of Incorporation that modified the rights of holders of the Company’s Preferred Stock. The amendments, among other things, modified the conversion ratio for shares of Preferred Stock into Class A Common Stock from 2.44 shares of Class A Common Stock to 2.80 shares of Class A Common Stock. In connection with this modification, the Company recorded a loss of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES
2014 CREDIT AGREEMENT
On June 10, 2014, Emmis entered into the 2014 Credit Agreement, by and among the Company, EOC, as borrower (the “Borrower”), certain other subsidiaries of the Company, as guarantors (the “Subsidiary Guarantors”) and the lenders party thereto. Capitalized terms in this section not defined elsewhere in this 10-K are defined in the 2014 Credit Agreement and related amendments.
The 2014 Credit Agreement consists of remaining balances of a term loan ($152.2 million and $69.5 million as of February 28, 2017 and 2018, respectively) and a revolving credit facility with a maximum commitment of $20.0 million. Outstanding revolver borrowings as of February 28, 2018 were $9.0 million. No revolver borrowings were outstanding as of February 28, 2017. The revolving credit facility includes a sub-facility for the issuance of up to $5.0 million of letters of credit. No letters of credit were outstanding during the three years ended February 28, 2018.
The term loan is due not later than April 18, 2019 and the revolving credit facility expires on August 31, 2018. The Company is not required to make scheduled principal payments under the term loan or revolving credit facility prior to these dates. Amounts outstanding under the 2014 Credit Agreement bear interest, at the Company’s option, at either (i) the Alternate Base Rate (but not less than 2.00%) plus 6.00% or (ii) the Adjusted LIBO Rate plus 7.00%. The Company pays an unused commitment fee of 75 basis points per annum on the average unused amount of the revolving credit facility. If the Company has not refinanced the 2014 Credit Agreement by July 18, 2018, any principal payments on the term loans thereafter must be accompanied by a fee to the lenders equal to 2% of the amount being repaid. In addition, on each ninety day anniversary of July 18, 2018, such fee increases by an additional 0.5% and the interest rate on amounts outstanding increases by 0.5%. The weighted average borrowing rate of amounts outstanding related to the 2014 Credit Agreement was 7.0% and 8.7% at February 28, 2017 and 2018, respectively.
Our 2014 Credit Agreement debt is carried net of an unamortized original issue discount of $1.8 million as of February 28, 2018. The original issue discount is being amortized as additional interest expense over the life of the 2014 Credit Agreement.
The 2014 Credit Agreement requires mandatory prepayments for, among other things, proceeds from the sale of assets, insurance proceeds and Consolidated Excess Cash Flow (as defined in the 2014 Credit Agreement).
The 2014 Credit Agreement requires the Company to comply with certain financial and non-financial covenants. These covenants include a minimum Consolidated EBITDA covenant through May 31, 2018. Subsequent to the quarter ending May 31, 2018, the Company is required to comply with a Total Leverage Ratio covenant of 4.00:1.00. Additionally, the Company is required to meet a minimum Interest Coverage Ratio of at least 1.60:1.00.
The obligations under the 2014 Credit Agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company, the Borrower and the Subsidiary Guarantors.
On April 30, 2018, Emmis closed on its sale of substantially all of the assets of its radio stations in St. Louis in two separate transactions. In one transaction, Emmis sold the assets of KSHE-FM and KPNT-FM to affiliates of Hubbard Radio. In the other transaction, Emmis sold the assets of KFTK-FM and KNOU-FM to affiliates of Entercom Communications Corp. At closing, Emmis received aggregate gross proceeds of $60.0 million. After deducting estimated taxes payable of $15.9 million and transaction-related expenses, net proceeds totaled $40.5 million and were used to repay term loan indebtedness under Emmis’ senior credit facility. The taxes payable as a result of the transactions are not required to be remitted to the applicable taxing authority until May 2019, so we repaid amounts outstanding under our revolver and we plan to hold excess cash on our balance sheet to enhance our liquidity position until we remit the taxes in May 2019.
SOURCES OF LIQUIDITY
Our primary sources of liquidity are cash provided by operations and cash available through revolver borrowings under our credit facility. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements, repayment of debt and investments in future growth opportunities in new businesses.
At February 28, 2018, we had cash and cash equivalents of $4.1 million and net working capital of $27.1 million. At February 28, 2017, we had cash and cash equivalents of $11.3 million and net working capital of $(8.1) million. The increase in net working capital is largely due to our St. Louis radio stations being classified as current assets held for sale as of February 28, 2018. In addition, during fiscal 2018, we extended the maturity of non-recourse debt associated with Digonex from December 31, 2017 to December 31, 2020. Accordingly, this debt, totaling $5.5 million and classified as current as of February 28, 2017, is classified as long-term as of February 28, 2018.
The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2019 with cash and cash equivalents on hand and projected cash flows from operations. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2019.
Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.
Operating Activities
Cash flows provided by operating activities were $19.1 million and $0.2 million for the years ended February 28, 2017 and 2018, respectively. The decrease in cash flows provided by operating activities was attributable to lower operating income (excluding gains on the sale of radio stations) of our radio division, coupled with the settlement of liabilities with cash balances.
Cash flows provided by operating activities were $25.1 million and $19.1 million for the years ended February 28 (29), 2016 and 2017, respectively. The decrease in cash flows provided by operating activities was mainly attributable to lower operating income (excluding the effect of gains on the sale of businesses) of our radio and publishing businesses.
Investing Activities
Cash flows provided by investing activities of $78.4 million for the year ended February 28, 2018 consisted of $80.2 million of proceeds from the sale of KPWR-FM in Los Angeles, partially offset by $1.8 million of capital expenditures.
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
Financing Activities
Cash used in financing activities for the year ended February 28, 2018 primarily relates to net payments on our long-term debt of $79.1 million, distributions to noncontrolling interests of $4.9 million, debt-related costs of $1.6 million and the settlement of tax withholding obligations of $0.4 million.
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
As of February 28, 2018, Emmis had $78.5 million of borrowings under the 2014 Credit Agreement ($9.5 million current and $69.0 million long-term) and $63.9 million of non-recourse debt ($6.6 million current and $57.3 million long-term). Borrowings under the 2014 Credit Agreement bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. The non-recourse debt bears interest ranging from 5.0% to 6.0% per annum. As of February 28, 2018, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 8.7%.
Subsequent to the April 30, 2018 sales our St. Louis radio stations, the debt service requirements of Emmis over the next twelve-month period are expected to be $3.0 million related to our 2014 Credit Agreement, as amended, ($0.5 million of principal repayments and $2.5 million of interest payments) and $8.7 million related to our 98.7FM non-recourse debt ($6.6 million of principal repayments and $2.1 million of interest payments). Digonex non-recourse debt ($6.2 million face amount, $6.0 million carrying amount as of February 28, 2018) is due in December 2020. NextRadio non-recourse debt of $4.0 million is due in December 2021. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2014 Credit Agreement debt bears interest at variable rates. The Company estimated interest payments for the 2014 Credit Agreement above by using the amounts outstanding as of February 28, 2018 and the weighted average interest rate as of the same date.

As of May 4, 2018, we had $20.0 million available for additional borrowing under our credit facility. Availability under the credit facility depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of February 28, 2018. As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s credit facility substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 7 to our consolidated financial statements for a discussion of dispositions that occurred during the three years ended February 2018.
INTANGIBLES
As of February 28, 2018, approximately 74% of our total assets consisted of FCC licenses and goodwill, the value of which depends significantly upon the operational results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our FCC licenses have been renewed (or a waiver has been granted pending renewal) at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Emmis Communications Corporation and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation and Subsidiaries (the Company) as of February 28, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the three years in the period ended February 28, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Indianapolis, Indiana
May 10, 2018

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28 (29),
	2016	2017	2018
NET REVENUES	$231,433	$214,568	$148,487
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $4,713, $3,998, and $2,897 respectively	183,394	180,085	119,758
Corporate expenses excluding depreciation and amortization expense of $1,084, $808, and $731 respectively	13,023	11,359	10,712
Impairment loss on intangible assets	9,499	9,843	265
Depreciation and amortization	5,797	4,806	3,628
Gain on sale of radio and publishing assets, net of disposition costs	—	(23,557)	(76,604)
Loss (gain) on sale of assets	56	124	(69)
Total operating expenses	211,769	182,660	57,690
OPERATING INCOME	19,664	31,908	90,797
OTHER EXPENSE:
Interest expense	(18,956)	(18,018)	(15,143)
Loss on debt extinguishment	—	(620)	(2,662)
Other income (expense), net	1,057	(160)	35
Total other expense	(17,899)	(18,798)	(17,770)
INCOME BEFORE INCOME TAXES	1,765	13,110	73,027
PROVISION (BENEFIT) FOR INCOME TAXES	2,069	(110)	(11,732)
CONSOLIDATED NET (LOSS) INCOME	(304)	13,220	84,759
NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2,418)	101	2,630
NET INCOME ATTRIBUTABLE TO THE COMPANY	2,114	13,119	82,129
LOSS ON MODIFICATION OF PREFERRED STOCK	(162)	—	—
NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,952	$13,119	$82,129

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the years ended February 28 (29),
	2016	2017	2018
Amounts attributable to common shareholders for basic earnings per share	$1,952	$13,119	$82,129
Amounts attributable to common shareholders for diluted earnings per share	$1,952	$13,119	$82,129

Basic net income per share attributable to common shareholders:	$0.18	$1.09	$6.65
Diluted net income per share attributable to common shareholders:	$0.17	$1.07	$6.50

Basic weighted average common shares outstanding	11,034	12,040	12,347
Diluted weighted average common shares outstanding	11,316	12,229	12,626
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the year ended February 28 (29),
	2016	2017	2018
CONSOLIDATED NET (LOSS) INCOME	$(304)	$13,220	$84,759
LESS: COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2,418)	101	2,630
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,114	$13,119	$82,129
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,
	2017	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,349	$4,107
Restricted cash	2,323	2,008
Accounts receivable, net of allowance for doubtful accounts of $903 and $539, respectively	26,484	20,594
Prepaid expenses	4,798	3,234
Assets held for sale	—	26,170
Other	1,503	3,680
Total current assets	46,457	59,793
PROPERTY AND EQUIPMENT:
Land and buildings	27,242	26,608
Leasehold improvements	13,142	9,239
Broadcasting equipment	43,566	34,623
Office equipment and automobiles	27,810	24,773
Construction in progress	1,474	696
	113,234	95,939
Less-accumulated depreciation and amortization	82,389	69,338
Total property and equipment, net	30,845	26,601
INTANGIBLE ASSETS:
Indefinite lived intangibles	197,666	170,890
Goodwill	4,603	4,338
Other intangibles	3,165	2,154
	205,434	177,382
Less-accumulated amortization	1,642	1,101
Total intangible assets, net	203,792	176,281
OTHER ASSETS:
Investments	800	800
Deposits and other	7,444	7,669
Total other assets	8,244	8,469
Total assets	$289,338	$271,144
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,
	2017	2018
LIABILITIES AND (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,398	$6,394
Current maturities of long-term debt	23,600	16,037
Accrued salaries and commissions	6,238	3,541
Deferred revenue	4,560	4,030
Other	6,807	2,695
Total current liabilities	54,603	32,697
LONG-TERM DEBT, NET OF CURRENT PORTION	190,372	122,849
OTHER NONCURRENT LIABILITIES	4,842	5,932
DEFERRED INCOME TAXES	43,537	31,403
Total liabilities	293,354	192,881
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ (DEFICIT) EQUITY:	`
Class A common stock, $0.01 par value; authorized 42,500,000 shares; issued and outstanding 11,278,065 shares and 11,649,440 shares at February 28, 2017 and 2018, respectively	113	116
Class B common stock, $0.01 par value; authorized 7,500,000 shares; issued and outstanding 1,142,366 shares at February 28, 2017 and 2018	11	11
Class C common stock, $0.01 par value; authorized 7,500,000 shares; none issued	—	—
Additional paid-in capital	592,320	594,708
Accumulated deficit	(629,381)	(547,252)
Total shareholders’ (deficit) equity	(36,937)	47,583
NONCONTROLLING INTERESTS	32,921	30,680
Total (deficit) equity	(4,016)	78,263
Total liabilities and (deficit) equity	$289,338	$271,144
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2018
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, FEBRUARY 28, 2015	9,763,680	$98	1,142,366	$11	928,991	$9
Net income (loss)	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	47,500	—	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	552,990	6	—	—	—	—
Conversion of Preferred Stock to Class A Common Stock	38,230	—		—	(62,672)	—
Distributions to noncontrolling interests	—	—	—	—	—	—
BALANCE, FEBRUARY 29, 2016	10,402,400	$104	1,142,366	$11	866,319	$9
Net income	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	57,738	1	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	213,197	2	—	—	—	—
Conversion of Preferred Stock to Class A Common Stock	606,423	6		—	(866,319)	(9)
Purchase of Class A Common Stock	(1,693)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—
BALANCE, FEBRUARY 28, 2017	11,278,065	$113	1,142,366	$11	—	$—
Net income	—	—	—	—	—	—
Exercise of stock options and related income tax benefits	52,250	—	—	—	—	—
Issuance of Common Stock to employees and officers and related income tax benefits	319,125	3	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—
BALANCE, FEBRUARY 28, 2018	11,649,440	$116	1,142,366	$11	—	$—
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) – (CONTINUED)
FOR THE THREE YEARS ENDED FEBRUARY 28, 2018
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity (Deficit)
BALANCE, FEBRUARY 28, 2015	$585,686	$(644,614)	$46,661	$(12,149)
Net income (loss)	—	2,114	(2,418)	(304)
Exercise of stock options and related income tax benefits	135	—	—	135
Issuance of Common Stock to employees and officers and related income tax benefits	4,008	—	—	4,014
Conversion of Preferred Stock to Class A Common Stock	1	—	—	1
Distributions to noncontrolling interests	—	—	(5,846)	(5,846)
BALANCE, FEBRUARY 29, 2016	$589,830	$(642,500)	$38,397	$(14,149)
Net income	—	13,119	101	13,220
Exercise of stock options and related income tax benefits	114	—	—	115
Issuance of Common Stock to employees and officers and related income tax benefits	2,372	—	—	2,374
Conversion of Preferred Stock to Class A Common Stock	9	—	—	6
Purchase of Class A Common Stock	(5)	—	—	(5)
Distributions to noncontrolling interests	—	—	(5,577)	(5,577)
BALANCE, FEBRUARY 28, 2017	$592,320	$(629,381)	$32,921	$(4,016)
Net income	—	82,129	2,630	84,759
Exercise of stock options and related income tax benefits	131	—	—	131
Issuance of Common Stock to employees and officers and related income tax benefits	2,257	—	—	2,260
Distributions to noncontrolling interests	—	—	(4,871)	(4,871)
BALANCE, FEBRUARY 28, 2018	$594,708	$(547,252)	$30,680	$78,263
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2016	2017	2018
OPERATING ACTIVITIES:
Consolidated net (loss) income	$(304)	$13,220	$84,759
Adjustments to reconcile net (loss) income to net cash provided by operating activities—
Gain on sale of radio and publishing assets, net of disposition costs	—	(23,557)	(76,604)
Impairment losses on intangible assets	9,499	9,843	265
Loss on debt extinguishment	—	620	2,662
Noncash accretion of debt instruments to interest expense	743	743	495
Amortization of deferred financing costs, including original issue discount	1,667	1,661	2,536
Depreciation and amortization	5,797	4,806	3,628
Provision for bad debts	626	377	699
Provision (benefit) for deferred income taxes	2,100	(178)	(12,134)
Noncash compensation	4,904	2,920	2,654
Loss on investments including other-than-temporary impairment	—	254	—
Loss (gain) on sale of assets	56	124	(69)
Changes in assets and liabilities—
Restricted cash	1,276	(209)	315
Accounts receivable	1,796	3,460	5,191
Prepaid expenses and other current assets	1,289	1,639	(631)
Other assets	(1,583)	(644)	(507)
Accounts payable and accrued liabilities	(1,236)	5,131	(9,701)
Deferred revenue	(133)	(294)	(463)
Income taxes	(117)	(76)	(121)
Other liabilities	(1,266)	(788)	(2,733)
Net cash provided by operating activities	25,114	19,052	241
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,388)	(2,850)	(1,809)
Proceeds from the sale of assets	—	31,330	80,238
Cash received from investments, net	107	54	—
Other	—	(35)	—
Net cash (used in) provided by investing activities	(3,281)	28,499	78,429
The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(DOLLARS IN THOUSANDS)

	FOR THE YEARS ENDED FEBRUARY 28 (29),
	2016	2017	2018
FINANCING ACTIVITIES:
Payments on long-term debt	(24,228)	(55,970)	(100,833)
Proceeds from long-term debt	11,000	21,350	21,690
Settlement of tax withholding obligations	(971)	(539)	(393)
Dividends and distributions paid to noncontrolling interests	(5,846)	(5,577)	(4,871)
Proceeds from exercise of stock options and employee stock purchases	133	115	131
Payments for debt related costs	(1,134)	(32)	(1,636)
Other	—	(5)	—
Net cash used in financing activities	(21,046)	(40,658)	(85,912)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	787	6,893	(7,242)
CASH AND CASH EQUIVALENTS:
Beginning of period	3,669	4,456	11,349
End of period	$4,456	$11,349	$4,107
SUPPLEMENTAL DISCLOSURES:
Cash paid for —
Interest	$16,742	$15,618	$13,334
Income taxes	216	112	2,636
Noncash financing transactions—
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	4,963	2,920	2,650
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
Organization
We are a diversified media company, principally focused on radio broadcasting. Emmis owns 11 FM and 3 AM radio stations in New York, Indianapolis, and Austin (Emmis has a 50.1% controlling interest in Emmis’ radio stations located there). One of the FM radio stations that Emmis currently owns in New York is operated pursuant to a Local Marketing Agreement (“LMA”) whereby a third party provides the programming for the station and sells all advertising within that programming. On April 30, 2018, we sold our four radio stations in St. Louis. These stations were being operated pursuant to LMAs, which commenced on March 1, 2018 and remained in effect until the stations were sold.
Emmis also developed and licenses TagStation®, a cloud-based software platform that allows a broadcaster to manage album art, meta data and enhanced advertising on its various broadcasts, developed NextRadio®, a smartphone application that marries over-the-air FM radio broadcasts with visual and interactive features on smartphones, and has introduced the Dial ReportTM to give radio advertising buyers and sellers big data analytics derived from a nationwide radio station network, smartphone usage, location-based data, listening data, and demographic and behavioral attributes.
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
Allowance for Doubtful Accounts
An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for doubtful accounts for the three years ended February 28, 2018 was as follows:

	Balance At Beginning Of Year	Provision	Write-Offs	Balance At End Of Year
Year ended February 29, 2016	$665	$626	$(357)	$934
Year ended February 28, 2017	934	377	(408)	903
Year ended February 28, 2018	903	699	(1,063)	539

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
On May 8, 2017, Emmis and an affiliate of the Meruelo Group (the “Meruelo Group”) entered into an LMA and asset purchase agreement related to KPWR-FM in Los Angeles. This LMA started on July 1, 2017 and terminated with the consummation of the sale of KPWR-FM on August 1, 2017. Emmis recognized $0.4 million of LMA fee revenue, which is included in net revenues in our accompanying consolidated statements of operations, during the year ended February 28, 2018. See Note 7 for more discussion of our sale of KPWR-FM to the Meruelo Group.
On February 22, 2018, Emmis entered into LMAs with subsidiaries of Entercom Communications Corp. and Hubbard Radio, LLC related to Emmis’ four stations in St. Louis. As the LMAs for our St. Louis stations commenced on March 1, 2018, they had no effect on our results of operations for the three years ended February 28, 2018. See Note 16 for more discussion of the sale of our St. Louis stations.
LMA fees recorded as net revenues in the accompanying consolidated statements of operations were as follows for the years ended February 2016, 2017 and 2018:

	For the years ended February 28 (29),
	2016	2017	2018
98.7FM, New York	$10,331	$10,331	$10,331
KPWR-FM, Los Angeles	—	—	421
Total LMA fees	$10,331	$10,331	$10,752
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
Restricted Cash
As of February 28, 2018, restricted cash relates to cash on deposit in trust accounts related to our 98.7FM LMA in New York City that services long-term debt and cash held in escrow as part of our sale of four magazines in February 2017. Restricted cash as of February 28, 2017 also included cash collected by our wholly-owned subsidiary, NextRadio LLC, from other radio broadcasters for payments to Sprint. Usage of cash collected by NextRadio LLC was restricted for specific purposes by funding agreements. See Note 8 for more discussion of NextRadio LLC’s agreement with Sprint. The table below summarizes restricted cash held by the Company as of February 28, 2017 and 2018:

	For the years ending February 28,
	2017	2018
98.7FM LMA restricted cash (see Note 8)	$1,550	$1,358
NextRadio LLC restricted cash (see Note 8)	123	—
Cash held in escrow from magazine sale restricted cash (see Note 7)	650	650
Total restricted cash	$2,323	$2,008
Property and Equipment
Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, five to seven years for broadcasting equipment, five years for automobiles, and three to five years for office equipment. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See below for more discussion of impairment policies related to our property and equipment. Depreciation expense for the years ended February 2016, 2017 and 2018 was $4.3 million, $4.1 million and $3.3 million, respectively.
Intangible Assets and Goodwill
Indefinite-lived Intangibles and Goodwill
In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on December 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 9, Intangible Assets and Goodwill, for more discussion of our interim and annual impairment tests performed during the three years ended February 28, 2018.
Definite-lived Intangibles
The Company’s definite-lived intangible assets primarily consist of trademarks which are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.
Advertising and Subscription Acquisition Costs
Advertising and subscription acquisition costs are expensed when incurred. Advertising expense for the years ended February 2016, 2017 and 2018 was $4.1 million, $5.7 million and $2.6 million, respectively.
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
Equity method investment
Emmis had a minority interest in a partnership that owns and operates various entertainment websites. During the year ended February 28, 2017, Emmis recorded a noncash impairment charge of $0.3 million in other income (expense), net in the accompanying consolidated statements of operations as it deemed the investment was impaired and the impairment was other-than-temporary. This impairment charge reduced the carrying value of this investment to zero as of February 28, 2017. Emmis sold its noncontrolling stake in this partnership in March 2017. Proceeds from this sale were immaterial.

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
Deferred Revenue and Barter Transactions
Deferred revenue includes deferred barter, other transactions in which payments are received prior to the performance of services (i.e. cash-in-advance advertising and prepaid LMA payments), and deferred magazine subscription revenue. Barter transactions are recorded at the estimated fair value of the product or service received. Revenue from barter transactions is recognized when commercials are broadcast or a publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Magazine subscription revenue is recognized when the publication is shipped. Barter revenues for the years ended February 2016, 2017 and 2018 were $8.5 million, $7.8 million and $4.7 million, respectively, and barter expenses were $8.5 million, $7.9 million, and $4.8 million, respectively.
Earnings Per Share
ASC Topic 260 requires dual presentation of basic and diluted income per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at February 2016 consisted of stock options, restricted stock awards and preferred stock. Potentially dilutive securities at February 2017 and 2018 consisted of stock options and restricted stock awards.
The following table sets forth the calculation of basic and diluted net income per share from continuing operations:

	For the year ended
	February 29, 2016			February 28, 2017			February 28, 2018
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders from continuing operations	$1,952	11,034	$0.18	$13,119	12,040	$1.09	$82,129	12,347	$6.65
Impact of equity awards	—	282		—	189		—	279
Diluted net income per common share:
Net income available to common shareholders from continuing operations	$1,952	11,316	$0.17	$13,119	12,229	$1.07	$82,129	12,626	$6.50
Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the year ended February 28 (29),
	2016	2017	2018
	(shares in 000’s )
Preferred stock	607	—	—
Stock options and restricted stock awards	1,279	1,341	1,951
Antidilutive common share equivalents	1,886	1,341	1,951
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
Noncontrolling Interests
The Company follows Accounting Standards Codification paragraph 810-10-65-1 to report the noncontrolling interests related to our Austin radio partnership and Digonex. We have a 50.1% controlling interest in our Austin radio partnership. We do not own any of the common equity of Digonex, but we consolidate the entity because we control its board of directors via rights granted in convertible preferred stock and convertible debt that we own. As of February 28, 2018, Emmis owns rights that are convertible into approximately 82% of Digonex’s common equity.
Noncontrolling interests represents the noncontrolling interest holders’ proportionate share of the equity of the Austin radio partnership and Digonex. Noncontrolling interests are adjusted for the noncontrolling interest holders’ proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. Below is a summary of the noncontrolling interest activity for the years ended February 2017 and 2018:

	Austin radio partnership	Digonex	Total noncontrolling interests
Balance, February 29, 2016	$47,556	$(9,159)	$38,397
Net income (loss)	4,851	(4,750)	101
Payments of dividends and distributions to noncontrolling interests	(5,577)	—	(5,577)
Balance, February 28, 2017	46,830	(13,909)	32,921
Net income (loss)	5,465	(2,835)	2,630
Payments of dividends and distributions to noncontrolling interests	(4,871)	—	(4,871)
Balance, February 28, 2018	$47,424	$(16,744)	$30,680
Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in disclosures of contingent assets and liabilities. Actual results could differ from those estimates.
National Representation Agreement
On October 1, 2007, Emmis terminated its existing national sales representation agreement with Interep National Radio Sales, Inc. (“Interep”) and entered into a new agreement with Katz Communications, Inc. (“Katz”) extending to March 2018. Emmis’ existing contract with Interep at the time extended through September 2011. Emmis, Interep and Katz entered into a tri-party termination and mutual release agreement under which Interep agreed to release Emmis from its future contractual obligations in exchange for a one-time payment of $15.3 million, which was paid by Katz on behalf of Emmis as an inducement for Emmis to enter into the new long-term contract with Katz. Emmis measured and recognized the charge associated with terminating the Interep contract as of the effective termination date, which was recorded as a noncash contract termination fee in the year ended February 2008. The liability established as a result of the termination represented an incentive received from Katz that was recognized as a reduction of our national agency commission expense over the term of the agreement with Katz.

Liquidity and Going Concern
In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The Company adopted ASU 2014-15 during the year ended February 28, 2017. Subsequent to adoption, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods.
In evaluating the Company’s ability to continue as a going concern, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements were issued (May 10, 2018). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before May 10, 2019.
The Company’s revolver expires on August 31, 2018 and its term loan is due no later than April 18, 2019. Subsequent to the closing of the sale of our St. Louis stations on April 30, 2018, the Company has no outstanding revolver borrowings, $28.0 million outstanding under its term loan, and has approximately $10 million of cash on hand. The Company believes it can fund its operational needs once its revolver expires on August 31, 2018 with its cash on hand and cash generated from operations, but will not be able to repay its term loan by April 18, 2019 absent other actions.
Management is currently exploring a number of options that would allow the Company to repay its term loan by April 18, 2019. Management believes that it is probable that it will refinance its remaining term loan under the 2014 Credit Agreement prior to April 18, 2019. The Company has successfully refinanced its credit agreement debt many times in the past. Recent asset sales and associated term loan repayments have significantly reduced the Company’s leverage ratio, which management believes has enhanced its ability to refinance the debt. Management is also exploring several alternatives that would further reduce our term loan obligations and enhance our ability to refinance, including the sale of WLIB-AM in New York City and other assets.
Management’s intention and belief that the credit agreement debt will be refinanced prior to April 18, 2019 assumes, among other things, that the Company will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If one or more of these factors do not occur as expected, it could cause a default under the Company’s credit agreement.
See Note 5 for more discussion of our indebtedness and Note 16 for more discussion of the sale of our St. Louis radio stations.
Recent Accounting Standards Updates
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU was issued to simplify goodwill impairment by removing the second step of the goodwill impairment test. The Company early adopted this guidance as of March 1, 2017. As part of the Company’s annual review of goodwill impairment, the Company recorded an impairment charge of $0.3 million. In accordance with this ASU, the Company compared the fair value of its reporting units with their respective fair values. In one instance, the carrying value of a reporting unit exceeded its fair value. The Company recorded an impairment charge of equal to the amount that the carrying value exceeded the fair value, limited by the amount of goodwill allocated to the reporting unit. See Note 9, Intangible Assets and Goodwill, for more discussion of our interim and annual impairment tests performed during the three years ended February 28, 2018.
In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this guidance on March 1, 2018 with no material impact on its consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance on March 1, 2018 with no material impact on its consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance will be effective for the Company as of March 1, 2019. A modified retrospective transition method is required. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements. Our future operating lease commitments are summarized in Note 11.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. The FASB deferred implementation of this guidance by one year with the issuance of Accounting Standards Update 2015-14. The Company adopted this guidance on March 1, 2018 using the modified retrospective method with no impact on its consolidated financial statements for the three years ending February 28, 2018. The cumulative effect of initially applying the new guidance had no impact on the opening balance of retained earnings as of March 1, 2018 and the Company does not expect this guidance will have a material impact on its consolidated financial statements in future periods. However, additional disclosure will be included in future periods in accordance with the requirements of the guidance.

2. COMMON STOCK
Emmis has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. All Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan, and automatically converts to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 28, 2017 and 2018, no shares of Class C common stock were issued or outstanding.
On July 8, 2016, the Company effected a one-for-four reverse stock split. As a result of the reverse stock split, every four shares of each class of the Company’s outstanding common stock were combined into one share of the same class of common stock and the authorized shares of each class of the Company’s common stock were reduced by the same ratio. In lieu of issuing fractional shares, the Company paid in cash the fair value of such fractions of a share as of July 7, 2016 . Such fair value was $0.695 for each pre-split share of our outstanding common stock, which was the average closing sales price of the Class A common stock as reported by the Nasdaq Global Select Market for the thirty trading days preceding such date. The number and strike price of the Company’s outstanding stock options were adjusted proportionally. The par value of the Company’s common stock was not adjusted as a result of the reverse stock split.

3. REDEEMABLE PREFERRED STOCK
The Company’s redeemable Preferred Stock was delisted from the Nasdaq Global Select Market on March 28, 2016. Pursuant to the Company’s Articles of Incorporation, all shares of Preferred Stock were converted into shares of Class A common stock on April 4, 2016. Subsequent to the mandatory conversion on April 4, 2016, no shares of the Company’s redeemable Preferred Stock remain outstanding. On various dates during the year ended February 28, 2017, including the mandatory conversion date of April 4, 2016, 866,319 shares of Preferred Stock were originally converted into 2,452,692 shares of Class A common stock (606,423 shares of Class A common stock after the one-for-four reverse stock split).
Each share of redeemable Preferred Stock was convertible into a number of shares of common stock, which was determined by dividing the liquidation preference of the share of preferred stock ($50.00 per share) by the conversion price. The conversion price was originally $20.495, which resulted in a conversion ratio of approximately 2.44 shares of common stock per share of Preferred Stock. On February 17, 2016, shareholders of Emmis’ common stock and Preferred Stock approved amendments to Emmis’ Articles of Incorporation which, among other things, modified the conversion ratio to 2.80 shares of Class A common stock per share of Preferred Stock. In connection with this modification, the Company recorded a loss of $0.2 million.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended February 2016, 2017 and 2018:

	For the Years Ended February 28 (29),
	2016	2017	2018
Risk-Free Interest Rate:	1.2% - 1.4%	0.9% - 1.8%	1.7% - 2.0%
Expected Dividend Yield:	0%	0%	0%
Expected Life (Years):	4.3	4.3 - 4.4	4.4
Expected Volatility:	57.2% - 64.6%	52.9% - 60.0%	52.9% - 53.9%

The following table presents a summary of the Company’s stock options outstanding at February 28, 2018, and stock option activity during the year ended February 28, 2018 (“Price” reflects the weighted average exercise price per share):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	2,559,643	$5.17
Granted	341,250	2.79
Exercised (1)	52,250	2.51
Forfeited	33,330	4.20
Expired	123,984	11.06
Outstanding, end of period	2,691,329	4.66	6.4	$2,548
Exercisable, end of period	2,000,215	4.78	5.8	$1,822

(1)
The Company did not record an income tax benefit related to option exercises in the years ended February 2016, 2017 and 2018. Cash received from option exercises during the years ended February 2016, 2017 and 2018 was $0.1 million, $0.1 million and $0.1 million, respectively.

The weighted average grant date fair value of options granted during the years ended February 2016, 2017 and 2018, was $2.98, $1.20 and $1.25, respectively.
A summary of the Company’s nonvested options at February 28, 2018, and changes during the year ended February 28, 2018, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	1,090,375	$2.26
Granted	341,250	1.25
Vested	707,181	1.94
Forfeited	33,330	2.06
Nonvested, end of period	691,114	2.10
There were 2.3 million shares available for future grants under the Company’s various equity plans at February 28, 2018 (2.0 million shares under the 2017 Equity Compensation Plan and 0.3 million shares under other plans). The vesting dates of outstanding options at February 28, 2018 range from March 2018 to October 2020, and expiration dates range from March 2018 to October 2027.

Restricted Stock Awards
The Company has historically granted restricted stock awards to directors annually, and periodically grants restricted stock to employees in connection with employment agreements. Awards to directors were granted on the date of our annual meeting of shareholders and vest on the earlier of (i) the completion of the director’s 3-year term or (ii) the third anniversary of the date of grant. Restricted stock award grants are granted out of the Company’s 2017 Equity Compensation Plan. The Company may also award, out of the Company’s 2017 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares may be immediately lapsed on the grant date.
The following table presents a summary of the Company’s restricted stock grants outstanding at February 28, 2018, and restricted stock activity during the year ended February 28, 2018 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	196,706	$4.64
Granted	439,489	2.96
Vested (restriction lapsed)	282,801	4.01
Forfeited	—	—
Grants outstanding, end of period	353,394	3.05

The total grant date fair value of shares vested during the years ended February 2016, 2017 and 2018, was $3.4 million, $1.8 million and $1.1 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the years ended February 2016, 2017 and 2018:

	Year Ended February 28 (29),
	2016	2017	2018
Station operating expenses	$1,760	$1,012	$501
Corporate expenses	3,144	1,908	2,153
Stock-based compensation expense included in operating expenses	4,904	2,920	2,654
Tax benefit	—	—	—
Recognized stock-based compensation expense, net of tax	$4,904	$2,920	$2,654

As of February 28, 2018, there was $0.9 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.

5. LONG-TERM DEBT
Long-term debt was comprised of the following at February 28, 2017 and 2018:

	As of February 28, 2017	As of February 28, 2018
Revolver	$—	$9,000
Term Loan	152,245	69,451
Total 2014 Credit Agreement debt	152,245	78,451
Other nonrecourse debt (1)	8,807	9,992
98.7FM nonrecourse debt	59,958	53,919
Current maturities	(23,600)	(16,037)
Unamortized original issue discount	(7,038)	(3,476)
Total long-term debt	$190,372	$122,849

(1) The face value of other nonrecourse debt was $9.5 million and $10.2 million at February 28, 2017 and 2018, respectively.

On June 10, 2014, Emmis entered into the 2014 Credit Agreement, by and among the Company, EOC, as borrower (the “Borrower”), certain other subsidiaries of the Company, as guarantors (the “Subsidiary Guarantors”) and the lenders party thereto. Capitalized terms in this section not defined elsewhere in this 10-K are defined in the 2014 Credit Agreement and related amendments.
The 2014 Credit Agreement consists of remaining balances of a term loan ($152.2 million and $69.5 million as of February 28, 2017 and 2018, respectively) and a revolving credit facility with a maximum commitment of $20.0 million. Outstanding revolver borrowings as of February 28, 2018 were $9.0 million. No revolver borrowings were outstanding as of February 28, 2017. The revolving credit facility includes a sub-facility for the issuance of up to $5.0 million of letters of credit. No letters of credit were outstanding during the three years ended February 28, 2018.
The term loan is due not later than April 18, 2019 and the revolving credit facility expires on August 31, 2018. The Company is not required to make scheduled principal payments under the term loan or revolving credit facility prior to these dates. Amounts outstanding under the 2014 Credit Agreement bear interest, at the Company’s option, at either (i) the Alternate Base Rate (but not less than 2.00%) plus 6.00% or (ii) the Adjusted LIBO Rate plus 7.00%. The Company pays an unused commitment fee of 75 basis points per annum on the average unused amount of the revolving credit facility. If the Company has not refinanced the 2014 Credit Agreement by July 18, 2018, any principal payments on the term loans thereafter must be accompanied by a fee to the lenders equal to 2% of the amount being repaid. In addition, on each ninety day anniversary after July 18, 2018, such fee increases by an additional 0.5% and the interest rate on amounts outstanding increases by 0.5%. The weighted average borrowing rate of amounts outstanding related to the 2014 Credit Agreement was 7.0% and 8.7% at February 28, 2017 and 2018, respectively.
Our 2014 Credit Agreement debt is carried net of an unamortized original issue discount of $1.8 million as of February 28, 2018. The original issue discount is being amortized as additional interest expense over the life of the 2014 Credit Agreement.
The 2014 Credit Agreement requires mandatory prepayments for, among other things, proceeds from the sale of assets, insurance proceeds and Consolidated Excess Cash Flow (as defined in the 2014 Credit Agreement).
The 2014 Credit Agreement requires the Company to comply with certain financial and non-financial covenants. These covenants include a minimum EBITDA amount covenant through May 31, 2018. Subsequent to the quarter ending May 31, 2018, the Company is required to comply with a Total Leverage Ratio covenant of 4.00:1.00. Additionally, the Company is required to meet a minimum Interest Coverage Ratio of at least 1.60:1.00.
The obligations under the 2014 Credit Agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company, the Borrower and the Subsidiary Guarantors.
2014 Credit Agreement Covenants
We were in compliance with all financial and non-financial covenants as of February 28, 2018. Based on the Company’s projections of cash and cash equivalents on hand, projected cash flows from operations and other factors, management believes the Company will be in compliance with its debt covenants through the end of fiscal year 2019.
Our Minimum EBITDA Amount and Interest Coverage Ratio (each as defined in the 2014 Credit Agreement and related amendments) requirements and actual amounts as of February 28, 2018 were as follows:

	As of February 28, 2018
	Covenant Requirement		Actual Results
Minimum EBITDA Amount	$8.4	million	$11.3	million
Interest Coverage Ratio	1.60 : 1.00		2.63 : 1.00

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
Our 98.7FM nonrecourse debt is carried net of an unamortized original issue discount of $1.7 million as of February 28, 2018. The original issue discount is being amortized as additional interest expense over the life of the 98.7FM nonrecourse debt.
Other Nonrecourse Debt
Digonex issued $6.2 million of notes payable prior to Emmis’ acquisition of a controlling interest of Digonex on June 16, 2014. Emmis recorded these notes at fair value in its purchase price allocation as of June 16, 2014. The difference between the fair value recorded on June 16, 2014 and the face value of the notes is being accreted as additional interest expense through the maturity date of the notes. The notes are obligations of Digonex only and are non-recourse to the rest of Emmis’ subsidiaries. Approximately $1.5 million of the Digonex notes are secured by the assets of Digonex and the remaining $4.7 million are unsecured. The notes bear simple interest at 5% with interest due at maturity of the notes on December 31, 2020.
NextRadio, LLC issued $4.0 million of notes payable. As of February 28, 2018, these notes bear interest at 6.0% with interest due quarterly beginning in August 2018. The notes mature on December 23, 2021 and are to be repaid through revenues generated by enhanced advertisement revenues earned by NextRadio LLC. If any portion of the notes remain unpaid at maturity, the lender has the option to exchange the notes for senior preferred equity of NextRadio LLC’s parent entity, TagStation, LLC. These notes are obligations of NextRadio LLC and TagStation, LLC and are non-recourse to the rest of Emmis’ subsidiaries.
Based on amounts outstanding at February 28, 2018, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

	2014 Credit Agreement
Year ended February 28 (29),	Revolver	Term Loan	98.7FM Debt	Other Nonrecourse Debt	Total
2019	$9,000	$450	$6,587	$—	$16,037
2020	—	69,001	7,150	—	76,151
2021	—	—	7,755	6,239	13,994
2022	—	—	8,394	4,000	12,394
2023	—	—	9,069	—	9,069
Thereafter	—	—	14,964	—	14,964
Total	$9,000	$69,451	$53,919	$10,239	$142,609

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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2017 and 2018. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of February 28, 2018
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
The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	Year Ended February 28,
	2017	2018
	Available For Sale Securities
Beginning Balance	$800	$800
Purchases	—	—
Ending Balance	$800	$800
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
Fair Value of Other Financial Instruments
Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. Refer to Note 7 for the fair values of assets acquired and liabilities assumed in connection with the Company’s acquisitions. The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. Considerable judgment is necessary, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition. The use of different market assumptions may have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of financial instruments:

- Cash and cash equivalents: The carrying amount of these assets approximates fair value because of the short maturity of these instruments.
- 2014 Credit Agreement debt: As of February 28, 2018, the fair value and carrying value, excluding original issue discount, of the Company’s 2014 Credit Agreement debt was $76.1 million and $78.4 million, respectively. The Company’s estimate of fair value was based on quoted prices of this instrument and is considered a Level 2 measurement.
- Other long-term debt: The Company’s 98.7FM non-recourse debt and other non-recourse debt is not actively traded and is considered a level 3 measurement. The Company believes the current carrying value of its other long-term debt approximates its fair value.

7. ACQUISITIONS AND DISPOSITIONS
Completed subsequent to February 28, 2018
On April 30, 2018, Emmis closed on its sale of substantially all of the assets of its radio stations in St. Louis in two separate transactions. See Note 16 for more discussion of the sale of our St. Louis radio stations.
For the year ended February 28, 2018
Sale of KPWR-FM
On August 1, 2017, Emmis closed on its sale of substantially all of the assets of KPWR-FM for gross proceeds of approximately $80.1 million to affiliates of the Meruelo Group. Under the terms of the Fourth Amendment to Emmis’ senior credit facility, Emmis was required to enter into definitive agreements to sell assets that generated at least $80 million of proceeds by January 18, 2018 and to close on such transactions following receipt of required regulatory approvals. The sale of KPWR-FM satisfied these requirements. Emmis found it more advantageous to sell its standalone radio station in Los Angeles than to sell other assets to meet this requirement. After payment of transaction costs and withholding for estimated tax obligations, net proceeds totaled approximately $73.6 million and were used to repay term loan indebtedness under Emmis’ senior credit facility. Emmis recorded a $76.7 million gain on the sale of KPWR-FM.
KPWR-FM was operated pursuant to an LMA from July 1, 2017 through the closing of the sale on August 1, 2017. Affiliates of the Meruelo Group paid an LMA fee to Emmis totaling $0.4 million during this period, which is included in net revenues in the accompanying condensed consolidated statements of operations and in the summary of KPWR-FM results included below.
KPWR-FM had historically been included in our Radio segment. The following table summarizes certain operating results of KPWR-FM for all periods presented. Pursuant to Accounting Standards Codification 205-20-45-6, interest expense associated with the required term loan repayment associated with the sale of KPWR-FM is included in the results below. The sale of KPWR-FM did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45. The following table summarizes certain operating results of KPWR-FM for all periods presented. Pursuant to Accounting Standards Codification 205-20-45-6, interest expense associated with the required term loan repayment associated with the sale of KPWR-FM is included in the stations’ results below.

	For the year ended February 28 (29),
	2016	2017	2018
Net revenues	$28,183	$24,379	$7,819
Station operating expenses, excluding depreciation and amortization expense	16,392	16,933	6,651
Depreciation and amortization	422	401	63
Gain on sale of assets, net of disposition costs	—	—	(76,745)
Operating income	11,369	7,045	77,850
Interest expense	5,115	5,223	2,479
Income before income taxes	6,254	1,822	75,371

For the year ended February 28, 2017
Sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine
On February 28, 2017, Emmis closed on its sale of substantially all of the assets of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine (the “Hour Magazines”) for gross proceeds of $6.5 million to Hour Media Group, LLC. The Company previously announced that it was exploring strategic alternatives for its publishing division, excluding Indianapolis Monthly. Emmis decided to sell most of its publishing assets to reduce debt outstanding. Emmis received net proceeds of $2.9 million, consisting of the stated purchase price of $6.5 million, less $0.7 million held in escrow and disposition costs totaling $2.9 million. The $2.9 million of disposition costs primarily relate to $1.6 million of employee-related costs, including severance, and transaction advisory fees of $1.0 million. The funds held in escrow secure Emmis’ post closing indemnification obligations in the purchase agreement and were scheduled to be released six months after the closing of the transaction. The release of these funds from escrow is currently being litigated. See Note 11 for further discussion. These funds are classified as restricted cash in our accompanying consolidated balance sheets. After settling retention bonuses to affected employees, substantially all of the net proceeds were used to repay term loan indebtedness under Emmis’ senior credit facility. Emmis recorded a $2.7 million gain on the sale of the Hour Magazines. The Hour Magazines had historically been included in our Publishing segment. This disposal did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45. The following table summarizes certain operating results of the Hour Magazines for all periods presented. Pursuant to Accounting Standards Codification 205-20-45-6, interest expense associated with the required term loan repayment associated with the sale of the Hour Magazines is included in the magazines’ results below.

	For the year ended February 28 (29),
	2016	2017	2018
Net revenues	$31,819	$29,112	$—
Station operating expenses, excluding depreciation and amortization expense	31,385	31,076	172
Depreciation and amortization	125	122	—
(Gain) loss on sale of publishing assets, net of disposition costs	—	(2,677)	141
Operating income (loss)	309	591	(313)
Interest expense	173	179	—
Income (loss) before income taxes	136	412	(313)
Sale of Terre Haute, Indiana radio stations
On January 30, 2017, Emmis closed on its sale of substantially all of the assets of its radio stations in Terre Haute, Indiana, in two contemporaneous transactions. In one transaction, Emmis sold the assets of WTHI-FM and the intellectual property of WWVR-FM to Midwest Communications, Inc. In the other transaction, Emmis sold the assets of WFNF-AM, WFNB-FM, WWVR-FM (other than the intellectual property for that station) and an FM translator to DLC Media, Inc. The Company previously announced that it was exploring strategic alternatives for these radio stations. Emmis believed that operating stations in Terre Haute, Indiana was not a core part of its radio strategy and its strong market position in the Terre Haute market would be attractive to potential buyers. At closing, Emmis received gross proceeds of approximately $5.2 million for both transactions. After payment of brokerage and other transaction costs, net proceeds totaled $4.8 million and were used to repay term loan indebtedness under Emmis’ senior credit facility. Emmis recorded a $3.5 million gain on the sale of its Terre Haute radio stations. The Terre Haute radio stations had historically been included in our Radio segment. This disposal did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45. The following table summarizes certain operating results of the our Terre Haute radio stations for all periods presented. Pursuant to Accounting Standards Codification 205-20-45-6, interest expense associated with the required term loan repayment associated with the sale of the Terre Haute radio stations is included in the stations’

results below.

	For the year ended February 28 (29),
	2016	2017	2018
Net revenues	$2,418	$2,298	$(6)
Station operating expenses, excluding depreciation and amortization expense	2,395	2,258	24
Depreciation and amortization	163	117	—
Impairment loss	39	79	—
Gain on sale of radio assets, net of disposition costs	—	(3,478)	—
Operating (loss) income	(179)	3,322	(30)
Interest expense	324	307	—
(Loss) income before income taxes	(503)	3,015	(30)
Sale of Texas Monthly
On November 1, 2016, Emmis closed on its sale of Texas Monthly for gross proceeds of $25.0 million in cash to a subsidiary of Genesis Park, LP. The Company previously announced that it was exploring strategic alternatives for its publishing division, excluding Indianapolis Monthly. Emmis believed that its publishing portfolio had significant brand value and planned to use proceeds from the sale of its publishing properties to repay debt. Emmis received net proceeds of $23.4 million, consisting of the stated purchase price of $25.0 million, net of estimated purchase price adjustments totaling $0.7 million and disposition costs totaling $0.9 million. The $0.9 million of disposition costs primarily related to severance costs. Proceeds were used to repay term and revolving loan indebtedness under Emmis’ senior credit facility. Emmis recorded a $17.4 million gain on the sale of Texas Monthly. Texas Monthly had historically been included in our Publishing segment. This disposal did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45. The following table summarizes certain operating results of Texas Monthly for all periods presented. Pursuant to Accounting Standards Codification 205-20-45-6, interest expense associated with the required term loan repayment associated with the sale of Texas Monthly is included in the magazine’s results below.

	For the year ended February 28 (29),
	2016	2017	2018
Net revenues	$23,561	$14,685	$(2)
Station operating expenses, excluding depreciation and amortization expense	21,527	14,465	(78)
Depreciation and amortization	118	84	—
Gain on sale of publishing assets, net of disposition costs	—	(17,402)	—
Operating income	1,916	17,538	76
Interest expense	1,384	1,067	—
Other income	(370)	(37)	—
Income before income taxes	902	16,508	76
Unaudited pro forma summary information is presented below for the years ended February 28, 2017 and 2018, assuming the dispositions discussed above and related mandatory debt repayments had occurred on the first day of the pro forma periods presented below.

	For the year ended February 28,
	2017	2018
	(unaudited)	(unaudited)
Net revenues	$120,243	$116,438
Station operating expenses, excluding depreciation and amortization	96,889	92,918
Consolidated net (loss) income	(5,066)	502
Net loss attributable to the Company	(5,167)	(2,128)
Net income per share - basic	$(0.43)	$(0.17)
Net income per share - diluted	$(0.43)	$(0.17)

For the year ended February 29, 2016
There were no acquisitions or dispositions during this period.

8. OTHER SIGNIFICANT TRANSACTIONS
Going private offer
On August 18, 2016, the Board of Directors of the Company received a letter from E Acquisition Corporation (“EAC”), an Indiana corporation owned by Jeffrey H. Smulyan, the Company’s Chairman of the Board, Chief Executive Officer and controlling shareholder, setting forth a non-binding proposal by which E Acquisition Corporation (the “Proposing Person”), would acquire all the outstanding shares of Class A Common Stock of the Company that were not owned by the Proposing Person at a cash purchase price of $4.10 per share (the “Proposal”). The Proposal contemplated that, following the closing of the proposed transaction, the Company’s shares would no longer be registered with the Securities and Exchange Commission and the Company would no longer be a reporting company or have any public shares traded on Nasdaq.
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
Next Radio LLC - Sprint Agreement
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company’s smartphone application, NextRadio, on a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to serve as a conduit for the radio industry to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. Emmis did not guarantee NextRadio LLC’s performance under this agreement and Sprint did not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through February 28, 2018, the NextRadio application had not generated a material amount of revenue.
Nearly all of the largest radio broadcasters and many smaller radio broadcasters expressed support for NextRadio LLC’s agreement with Sprint. Accordingly, NextRadio LLC entered into a number of funding agreements with radio broadcasters and other participants in the radio industry to collect and remit cash to Sprint to fulfill the quarterly payment obligation. As part of some of these funding agreements, Emmis agreed to certain limitations on the operation of its NextRadio and TagStation businesses, including assurances of access to the NextRadio app and to TagStation (the cloud-based engine that provides data to the NextRadio application), and limitations on the sale of the businesses to potential competitors of the U.S. radio industry. Emmis also granted the U.S. radio industry (as defined in the funding agreements) a call option on substantially all of the assets used in the NextRadio and TagStation businesses in the United States. The call option may be exercised in August 2019 by paying Emmis a purchase price equal to the greater of (i) the appraised fair market value of the NextRadio and TagStation businesses, or (ii) two times Emmis’ cumulative investments in the development of the businesses through August 2015. If the call option is exercised, the businesses will continue to be subject to the operating limitations applicable today, and no radio operator will be permitted to own more than 30% of the NextRadio and TagStation businesses.
From the inception of NextRadio LLC’s agreement with Sprint through December 7, 2016, NextRadio LLC had remitted to Sprint approximately $33.2 million. Effective December 8, 2016, NextRadio LLC and Sprint entered into an amendment of their original agreement. The amendment called for NextRadio LLC to make installment payments totaling $6.0 million through March 15, 2017, which have been paid. In exchange, Sprint agreed to forgive the remaining $5.8 million that it was due under the original agreement, and in return receive a higher share of certain revenue generated by the NextRadio application. NextRadio LLC received a loan of $4.0 million for the sole purpose of fulfilling the payment obligations to Sprint under the amendment. The loan will be repaid out of proceeds from sales of enhanced advertising through the NextRadio application. See Note 5 for more discussion of this loan.

Emmis determined that NextRadio LLC is a variable interest entity (VIE) and that Emmis is the primary beneficiary because the Company has the power to direct substantially all of the activities of NextRadio LLC, and because the Company may absorb certain losses and receive certain benefits from the operations of the VIE. Emmis does not record any revenue or expense related to the amounts that are collected and remitted to Sprint except the portion of any payment to Sprint that was actually contributed to NextRadio LLC by Emmis (or the amounts funded by NextRadio LLC via the loan discussed above). Emmis contributed approximately $0.4 million and $0.3 million to NextRadio LLC during the years ended February 28, 2016 and February 28, 2018, respectively, and recorded its contributions as station operating expenses, excluding depreciation and amortization expense. Emmis did not fund any of NextRadio LLC’s payments to Sprint during the year ended February 28, 2017.
As of February 28, 2017, the carrying value of assets of NextRadio LLC totaled $0.1 million, which represented cash collected by NextRadio LLC from other broadcasting companies and other companies in the radio industry. This cash was restricted because it must be remitted to Sprint. NextRadio LLC had $3.5 million of liabilities at February 28, 2017, which represented the obligation to remit $0.1 million of cash received from radio industry participants to Sprint along with NextRadio LLC’s then outstanding nonrecourse debt of $3.4 million. As of February 28, 2018, the carrying value of NextRadio LLC’s assets were less than $0.1 million. Liabilities totaled $4.2 million and consisted solely of NextRadio LLC’s nonrecourse debt and related accrued interest as previously discussed.

LMA of 98.7FM in New York, NY and Related Financing Transaction
On April 26, 2012 Emmis entered into an LMA with a subsidiary of Disney Enterprises, Inc., pursuant to which the Disney subsidiary purchased the right to provide programming for 98.7FM in New York, NY until August 24, 2024. Emmis retains ownership and control of 98.7FM, including the related FCC license during the term of the LMA and receives an annual fee from the Disney subsidiary. The fee, initially $8.4 million annually, increases by 3.5% annually until the LMA’s termination.
As discussed in Note 5, Emmis, through newly-created subsidiaries, issued $82.2 million of notes, which are nonrecourse to the rest of the Company’s subsidiaries and are secured by the assets of the newly-created subsidiaries including the payments made in connection with the 98.7FM LMA. See Notes 1 and 5 for more discussion of the LMA payments and nonrecourse debt.
The following table summarizes Emmis’ operating results of 98.7FM for all periods presented. Emmis programmed 98.7FM until the LMA commenced on April 26, 2012. 98.7FM is a part of our Radio segment. Results of operations of 98.7FM for the years ended February 2016, 2017 and 2018 were as follows:

	For the year ended February 28 (29),
	2016	2017	2018
Net revenues	$10,331	$10,331	$10,331
Station operating expenses, excluding depreciation and amortization expense	1,000	1,275	1,169
Impairment loss on intangible assets (Note 9)	1,766	2,907	—
Depreciation and amortization	21	21	21
Interest expense	3,042	2,827	2,591

Assets and liabilities of 98.7FM as of February 28, 2017 and 2018 were as follows:

	As of February 28,
	2017	2018
Current assets:
Restricted cash	$1,550	$1,358
Prepaid expenses	445	448
Other	7	31
Total current assets	2,002	1,837
Noncurrent assets:
Property and equipment	229	208
Indefinite lived intangibles	46,390	46,390
Deposits and other	6,205	6,543
Total noncurrent assets	52,824	53,141
Total assets	$54,826	$54,978
Current liabilities:
Accounts payable and accrued expenses	$54	$18
Current maturities of long-term debt	6,039	6,587
Deferred revenue	807	835
Other current liabilities	205	184
Total current liabilities	7,105	7,624
Noncurrent liabilities:
Long-term debt, net of current portion	51,954	45,632
Other noncurrent liabilities	—	—
Total noncurrent liabilities	51,954	45,632
Total liabilities	$59,059	$53,256

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
Impairment testing
The Company generally performs its annual impairment review of indefinite-lived intangibles as of December 1 each year. At the time of each impairment review, if the fair value of the indefinite-lived intangible is less than its carrying value a charge is recorded to results of operations. When indicators of impairment are present, the Company will perform an interim impairment test. Impairment recorded as a result of our interim and annual impairment testing is summarized in the table below. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted. The table below summarizes the results of our interim and annual impairment testing for the three years ending February 28, 2018.

	Interim Assessment			Annual Assessment
	FCC Licenses	Goodwill	Definite-lived	FCC Licenses	Goodwill	Definite-lived	Total
Year Ended February 29, 2016	—	—	—	5,440	695	3,364	9,499
Year Ended February 28, 2017	—	2,058	930	6,855	—	—	9,843
Year Ended February 28, 2018	—	—	—	—	265	—	265

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
Below are some of the key assumptions used in our annual impairment assessments. As part of our recent annual impairment assessments, we reduced long-term growth rates in most of the markets in which we operate based on recent industry trends and our expectations for the markets going forward. The methodology used to value our FCC licenses has not changed in the three-year period ended February 28, 2018.

	December 1, 2015	December 1, 2016	December 1, 2017
Discount Rate	12.0% - 12.4%	12.2% - 12.5%	12.1% - 12.4%
Long-term Revenue Growth Rate	1.3% - 2.5%	1.0% - 2.0%	1.0% - 1.8%
Mature Market Share	3.2% - 29.3%	3.1% - 30.4%	12.7% - 31.1%
Operating Profit Margin	25.0% - 39.1%	25.1% - 39.1%	27.0% - 39.1%
As of February 28, 2017 and 2018, excluding amounts classified as held for sale, the carrying amounts of the Company’s FCC licenses were $197.7 million and $170.9 million, respectively. These amounts are entirely attributable to our radio division. The table below presents the changes to the carrying values of the Company’s FCC licenses for the years ended February 2017 and 2018 for each unit of accounting.

	Change in FCC License Carrying Values
Unit of Accounting	As of February 29, 2016	Purchase	Sale of Stations	Impairment	As of February 28, 2017	Sale of Stations	Reclassification	As of February 28, 2018
New York Cluster	$71,614	$—	$—	$—	$71,614	$—	$—	$71,614
98.7FM (New York)	49,297	—	—	(2,907)	46,390	—	—	46,390
Austin Cluster	36,912	—	—	(2,192)	34,720	—	—	34,720
St. Louis Cluster	26,401	34	—	(1,677)	24,758	—	(24,758)	—
Indianapolis Cluster	18,166	—	—	—	18,166	—	—	18,166
KPWR-FM (Los Angeles)	2,018	—	—	—	2,018	(2,018)	—	—
Terre Haute Cluster	721	—	(642)	(79)	—	—	—	—
Subotal	205,129	34	(642)	(6,855)	197,666	(2,018)	(24,758)	170,890
Assets held for sale
St. Louis Cluster	—	—	—	—	—	—	24,758	24,758
Grand Total	$205,129	$34	$(642)	$(6,855)	$197,666	$(2,018)	$—	$195,648
Impairment was recorded for our New York station being operated pursuant to an LMA during the years ended February 2016 and 2017 along with impairment for our Austin, St. Louis and Terre Haute clusters. Stagnant market revenues in recent years, coupled with a reduction in the Company’s estimate of long-term revenue growth rates, led to a lower estimate of fair value for these FCC licenses.
During the three years ended February 2018, we sold our stations in Terre Haute and Los Angeles. We closed on the sale of our St. Louis radio stations on April 30, 2018. See Note 7 and Note 16 for more discussion of these transactions.

Valuation of Goodwill
ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. The Company conducts its impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market, excluding any stations that are being operated pursuant to an LMA). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as well as recent market transactions as a benchmark for the multiple it applies to its radio reporting units. For the annual assessment performed as of December 1, 2017, the Company applied a market multiple of 8.0 times the reporting unit’s operating performance. Management believes this methodology for valuing radio properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations.
The Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment as of March 1, 2017. Prior to March 1, 2017, the Company performed a two-step impairment test for goodwill. Goodwill impairments recorded during the years ended February 28 (29), 2016 and 2017 were recorded using the two-step methodology. Goodwill impairments recorded from March 1, 2017 forward will be recorded using the simplified method as described above.
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
During the quarter ended August 31, 2016, the Company lowered its growth expectations for Digonex for the next several years due to slow client adoption of dynamic pricing services. While the Company continues to believe in the long-term growth prospects of Digonex, the lengthy sales cycle has caused Digonex to perform below expectations to date. Despite lowering near-term growth expectations for Digonex in connection with our annual impairment review for fiscal 2016 as discussed above, performance in the first six months of fiscal 2017 indicated that a further revision was appropriate. Our then-current projections assumed that Digonex would generate cash flow losses in the short and medium-term. The combination of lower-than-expected current period results, coupled with downward revisions to future revenue projections, resulted in an impairment indicator that caused the Company to assess goodwill and related intangibles on an interim basis during the quarter ended August 31, 2016. The Company’s discounted cash flow analysis for Digonex indicated a nominal enterprise value. Therefore, in connection with the interim impairment test, Emmis determined that Digonex’s goodwill was fully impaired and recorded an impairment loss of $2.1 million. Subsequent to our impairment of Digonex goodwill and the sale of Texas Monthly (see note 7 for more discussion), the Company’s goodwill relates entirely to its Radio segment.
During our December 2017 annual goodwill impairment test, the Company wrote off $0.3 million of goodwill associated with our Indianapolis radio cluster. Weak ratings and declining market revenues significantly impacted our operating performance in Indianapolis. This resulted in the carrying value of our Indianapolis radio cluster exceeding its estimated fair value by more than the amount of goodwill we had recorded for the cluster on the assessment date. As such, the Company fully impaired the goodwill of this cluster.
As of February 28, 2017 and 2018, the carrying amount of the Company’s goodwill was $4.6 million and $4.3 million. The table below presents the changes to the carrying values of the Company’s goodwill for the years ended February 2017 and 2018 for each reporting unit. A reporting unit is a cluster of radio stations in one geographical market (except for stations being operated pursuant to LMAs) and each magazine on an individual basis. We sold Texas Monthly in November 2016 (see Note 7 for more discussion).

	Change in Goodwill Carrying Values
Reporting Unit (Segment)	As of February 29, 2016	Impairment	Sale of Entity	As of February 28, 2017	Impairment	As of February 28, 2018
Indianapolis Cluster (Radio)	$265	$—	—	$265	$(265)	$—
Austin Cluster (Radio)	4,338	—	—	4,338	—	4,338
Texas Monthly (Publishing)	8,036	—	(8,036)	—	—	—
Digonex (Corporate & Emerging Technologies)	2,058	(2,058)	—	—	—	—
Total	$14,697	$(2,058)	(8,036)	$4,603	$(265)	$4,338

Definite-lived intangibles
The following table presents the weighted-average remaining useful life at February 28, 2018 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2017 and 2018:

		As of February 28, 2017			As of February 28, 2018
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	N/A	$696	$545	$151	$—	$—	$—
Programming Contract	3.6	2,154	808	1,346	2,154	1,101	1,053
Customer List	N/A	315	289	26	—	—	—
Total		$3,165	$1,642	$1,523	$2,154	$1,101	$1,053
In accordance with Accounting Standards Codification paragraph 360-10, the Company performs an analysis to (i) determine if indicators of impairment of a long-lived asset are present, (ii) test the long-lived asset for recoverability by comparing undiscounted cash flows of the long-lived asset to its carrying value and (iii) measure any potential impairment by comparing the long-lived asset’s fair value to its current carrying value. In connection with this analysis for the year ended February 29, 2016, the Company determined that the patents of Digonex were impaired and recorded an impairment charge of $3.4 million. As discussed above, performance below the Company’s expectations, coupled with a downward revision of long-term forecasts for Digonex, led the Company to measure impairment for Digonex’s definite-lived intangibles during the quarter ended August 31, 2016. The Company determined that the patents, customer list and trademarks of Digonex were fully impaired and recorded an impairment loss of $0.9 million.
Total amortization expense from definite-lived intangibles was $1.5 million, $0.7 million and $0.3 million for the years ended February 2016, 2017 and 2018, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
(in 000’s)
2019	$294
2020	294
2021	294
2022	171
2023	—

10. EMPLOYEE BENEFIT PLANS
a. Equity Incentive Plans
The Company has stock options and restricted stock grants outstanding that were issued to employees or non-employee directors under one or more of the following plans: the 2004 Equity Compensation Plan, the 2010 Equity Compensation Plan, the 2012 Equity Compensation Plan, the 2015 Equity Compensation Plan, the 2016 Equity Compensation Plan and the 2017 Equity Compensation Plan. These outstanding grants continue to be governed by the terms of the applicable plan.

2017 Equity Compensation Plan
At the 2017 annual meeting, the shareholders approved the 2017 Equity Compensation Plan (the “2017 Plan”). Under the 2017 Plan, awards equivalent to 2.0 million shares of common stock may be granted. Furthermore, any unissued awards from prior equity compensation plans (or shares subject to outstanding awards that would again become available for awards under this plan) increases the number of shares of common stock available for grant under the 2017 Plan. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under the 2017 Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). The stock options under the 2017 Plan generally expire not more than 10 years from the date of grant. Under the 2017 Plan, awards equivalent to approximately 2.0 million shares of common stock were available for grant as of February 28, 2018.
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
Emmis historically matched employee contributions at 33% up to a maximum of 6% of eligible compensation. Emmis’ discretionary contributions were made in cash until March 2015. From March 2015 through December 2015, Emmis’ discretionary contributions were made in the form of Class A common stock. Emmis suspended its discretionary contributions on January 1, 2016. Emmis’ discretionary contributions to the plan totaled $0.9 million for the year ended February 29, 2016. No discretionary matching contributions were made during the years ended February 28, 2017 and 2018.
 c. Defined Contribution Health and Retirement Plan
Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense related to the multi-employer plan were approximately $0.3 million for each of the years ended February 2016, 2017 and 2018.

11. OTHER COMMITMENTS AND CONTINGENCIES
a. Commitments
The Company has various commitments under the following types of material contracts: (i) operating leases; (ii) employment agreements and (iii) other contracts with annual commitments (mostly contractual services for audience measurement information) at February 28, 2018 as follows:

Year ending February 28 (29),	Operating Leases	Employment Agreements	Other Contracts	Total
2019	$5,991	$13,283	$11,076	$30,350
2020	5,898	5,365	3,769	15,032
2021	5,715	403	577	6,695
2022	5,500	373	485	6,358
2023	5,157	383	—	5,540
Thereafter	15,404	—	—	15,404
Total	$43,665	$19,807	$15,907	$79,379
Emmis leases certain office space, tower space, equipment and automobiles under operating leases expiring at various dates through March 2032. Some of the lease agreements contain renewal options and annual rental escalation clauses, as well as provisions for payment of utilities and maintenance costs. The Company recognizes escalated rents on a straight-line basis over the term of the lease agreement. Rental expense during the years ended February 2016, 2017 and 2018 was approximately $8.9 million, $8.3 million and $6.0 million, respectively. The Company recognized approximately $0.3 million, $0.3 million and less than $0.1 million of sublease income as a reduction of rent expense for the years ended February 2016, 2017, and 2018 respectively. The total minimum sublease rentals to be received in the future under noncancelable subleases as of February 28, 2018 were as follows:

Year ending February 28 (29),	Noncancelable Sublease rentals
2019	$222
2020	228
2021	226
2022	10
2023	—
Total	$686
b. Litigation
The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.
In connection with Emmis’ sale of four magazines to Hour Media on February 28, 2017, ten percent of the purchase price, or $0.65 million, was placed in escrow to secure Emmis’ post-closing indemnification obligations in the asset purchase agreement and was scheduled to be released six months after the closing of the transaction. Hour Media has claimed that Emmis breached the asset purchase agreement and will not consent to the release of the $0.65 million in escrow. Emmis filed a lawsuit against Hour Media for breach of the asset purchase agreement and Hour Media has filed a counterclaim against Emmis. Emmis believes that substantially all of Hour Media’s claims are without merit.
Emmis filed suit against Illinois National Insurance Company (“INIC”) in 2015 related to INIC’s decision to not cover Emmis’ defense costs under Emmis’ directors and officers insurance policy in a lawsuit related to the Company’s preferred stock in which Emmis was the defendant (the “Prior Litigation”). On March 21, 2018, Emmis was granted summary judgment entitling it to coverage of its defense costs in the Prior Litigation, but the amount Emmis should recover has not yet been determined and all final decisions by the U.S. District Court are subject to appeal. Emmis incurred approximately $4.1 million of costs defending the Prior Litigation, subject to a $1.0 million deductible. Emmis is seeking to recover these costs plus applicable accrued interest less the applicable deductible from INIC. However, Emmis cannot reasonably estimate the amount or timing of such recovery.

12. INCOME TAXES
The provision (benefit) for income taxes for the years ended February 2016, 2017, and 2018 consisted of the following:

	2016	2017	2018
Current:
Federal	$—	$—	$(1,209)
State	(31)	68	1,611
Total current	(31)	68	402
Deferred:
Federal	1,793	(152)	(13,612)
State	307	(26)	1,478
Total deferred	2,100	(178)	(12,134)
Provision (benefit) for income taxes	$2,069	$(110)	$(11,732)

The provision (benefit) for income taxes for the years ended February 2016, 2017 and 2018 differs from that computed at the Federal statutory corporate tax rate as follows:

	2016	2017	2018
Computed income tax provision at 35%	$618	$4,588	$23,855
State income tax	276	42	3,089
Nondeductible stock compensation	296	444	261
Entertainment disallowance	366	366	235
Disposal of goodwill with no tax basis	—	3,533	—
Change in federal valuation allowance	2,376	(7,387)	(20,373)
Tax attributed to noncontrolling interest	(1,932)	(1,698)	(1,785)
Federal tax credit	(43)	(171)	(85)
Federal tax reform	—	—	(15,546)
Reclassification of AMT credit	—	—	(2,162)
Other	112	173	779
Provision (benefit) for income taxes	$2,069	$(110)	$(11,732)
The final determination of our income tax liability may be materially different from our income tax provision. Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. As of February 28, 2018, the Company had no open income tax examinations.  The Company’s tax years ended February 28, 2015 through 2018 remain subject to federal income tax examination.  For state and local jurisdictions, the tax years February 28, 2014 through 2018 remain subject to income tax examination.  To the extent that net operating losses are utilized, the year of loss is open to examination.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into federal law. The provisions of this major tax reform are generally effective January 1, 2018. The most significant change impacting the Company is the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. The Company was able to make reasonable estimates in order to remeasure its deferred tax balances and account for the effects of the Tax Act, which have been reflected in the February 28, 2018 financial statements. The adjustment to federal deferred tax balances resulted in a benefit of $15.5 million and the adjustment to state deferred tax balances resulted in an expense of $1.4 million. Any further technical corrections or other forms of guidance addressing the Tax Act, as well as regulatory or governmental actions, could result in adjustments to our accounting for the effects of the Tax Act.

The components of deferred tax assets and deferred tax liabilities at February 28, 2017 and February 28, 2018 are as follows:

	2017	2018
Deferred tax assets:
Net operating loss carryforwards	$35,365	$10,977
Intangible assets	22,130	14,072
Compensation relating to stock options	1,942	1,600
Deferred revenue	420	—
Accrued rent	1,892	1,204
Tax credits	3,438	1,464
Investments in subsidiaries	396	143
Other	993	332
Valuation allowance	(60,379)	(27,099)
Total deferred tax assets	6,197	2,693
Deferred tax liabilities
Indefinite-lived intangible assets	(43,505)	(31,383)
Property and equipment	(814)	(483)
Cancellation of debt income	(5,386)	(1,839)
Other	(29)	(391)
Total deferred tax liabilities	(49,734)	(34,096)
Net deferred tax liabilities	$(43,537)	$(31,403)

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

The Company decreased its valuation allowance by $33.3 million ($32.7 million federal and $0.6 million state), from $60.4 million as of February 28, 2017, to $27.1 million as of February 28, 2018, principally as a result of the sale of KPWR-FM in Los Angeles on August 1, 2017, and the corresponding realization of net operating loss carryforwards.
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
The Company has federal net operating losses (“NOLs”) of $18 million and state NOLs of $144 million available to offset future taxable income. The federal net operating loss carryforwards begin expiring in 2031, and the state net operating loss carryforwards expire between the years ending February 2019 and February 2037. A valuation allowance has been provided for the net operating loss carryforwards related to states in which the Company no longer has operating results as it is more likely than not that substantially all of these net operating losses will expire unutilized.
The activities of Digonex Technologies, Inc., a C Corporation under the Internal Revenue Code, are consolidated for financial statement purposes, but are not included in the U.S. consolidated income tax return of Emmis. As of February 28, 2018, Digonex has federal NOLs of $47 million and state NOLs of $47 million . If Digonex produces pretax income in the future, it is possible that the utilization of these NOL carryforwards will be limited due to Section 382 of the Internal Revenue Code. The Company is in the process of completing a Section 382 study to determine the applicable limitation, if any. As of February 28, 2018, the Company was able to determine that at least $18 million of federal NOLs and $18 million of state NOLs will be fully available to offset future taxable income. These amounts are included in the above consolidated federal and state NOL totals of $18 million and $144 million, respectively.

The Company had a $1.8 million tax credit at February 28, 2018, including tax credits in Illinois, Texas and a Federal Research Credit, all of which have a full valuation allowance.
Accounting Standards Codification paragraph 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of February 28, 2018, the estimated value of the Company’s net uncertain tax positions is less than $0.1 million, most of which is included in other noncurrent liabilities, as the Company does not expect to settle the items within the next 12 months.
The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits for the years ending February 28, 2017 and February 28, 2018:

	For the year ending February 28,
	2017	2018
Gross unrecognized tax benefit – opening balance	$(87)	$(60)
Gross decreases – lapse of applicable statute of limitations	27	22
Gross unrecognized tax benefit – ending balance	$(60)	$(38)
Included in the balance of unrecognized tax benefits are tax benefits that, if recognized, would reduce the Company’s provision for income taxes by less than $0.1 million as of February 28, 2017 and February 28, 2018. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision, or reclassify amounts on the accompanying consolidated balance sheets in the period in which such matter is effectively settled with the taxing authority.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued an immaterial amount of interest during the year ending February 28, 2018 and in total, as of February 28, 2018, has recognized a liability for interest of $6 thousand.

13. SEGMENT INFORMATION
The Company’s operations have historically been aligned into three business segments: (i) Radio, (ii) Publishing and (iii) Corporate & Emerging Technologies. Emerging Technologies includes our TagStation, NextRadio and Digonex businesses.
These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses are not allocated to reportable segments. Our radio operations in New York, including the LMA fee we receive from a subsidiary of Disney, accounted for approximately 40% of our radio revenues for the year ended February 28, 2018. The Company’s segments operate exclusively in the United States.
During the year ended February 28, 2017, we sold our radio cluster in Terre Haute, Indiana and sold five of our six magazines. During the year ended February 28, 2018, we sold our radio station in Los Angeles and announced the sale of our radio stations in St. Louis. See Note 7 and Note 16 for more discussion of our dispositions.
The accounting policies as described in the summary of significant accounting policies included in Note 1 to these consolidated financial statements, are applied consistently across segments.

Year Ended February 28, 2018	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$142,852	$4,521	$1,114	$148,487
Station operating expenses excluding depreciation and amortization expense	102,413	5,035	12,310	119,758
Corporate expenses excluding depreciation and amortization expense	—	—	10,712	10,712
Impairment loss	265	—	—	265
Depreciation and amortization	2,792	19	817	3,628
Gain on sale of radio and publishing assets, net of disposition costs	(76,745)	141	—	(76,604)
(Gain) loss on disposal of fixed assets	(82)	13	—	(69)
Operating income (loss)	$114,209	$(687)	$(22,725)	$90,797

Year Ended February 28, 2017	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$165,148	$48,559	$861	$214,568
Station operating expenses excluding depreciation and amortization expense	115,366	51,063	13,656	180,085
Corporate expenses excluding depreciation and amortization expense	—	—	11,359	11,359
Impairment loss	6,855	—	2,988	9,843
Depreciation and amortization	3,462	230	1,114	4,806
Gain on sale of radio and publishing assets, net of disposition costs	(3,478)	(20,079)	—	(23,557)
Loss on sale of fixed assets	124	—	—	124
Operating income (loss)	$42,819	$17,345	$(28,256)	$31,908

Year Ended February 29, 2016	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$169,228	$60,992	$1,213	$231,433
Station operating expenses excluding depreciation and amortization expense	116,862	58,891	7,641	183,394
Corporate expenses excluding depreciation and amortization expense	—	—	13,023	13,023
Impairment loss	5,440	—	4,059	9,499
Depreciation and amortization	3,345	266	2,186	5,797
Loss on sale of fixed assets	54	—	2	56
Operating income (loss)	$43,527	$1,835	$(25,698)	$19,664

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 28, 2017	$260,228	$1,746	$27,364	$289,338
As of February 28, 2018	249,044	1,293	20,807	271,144

14. OTHER INCOME (EXPENSE), NET
Components of other income (expense), net for the three years ended February 2016, 2017 and 2018 were as follows:

	For the year ended February 28 (29),
	2016	2017	2018
Income (loss) from unconsolidated affiliate, including other-than-temporary impairment losses	$(82)	$(28)	$(15)
Other-than-temporary impairment loss on investments	—	(254)	—
Interest income	36	38	60
Other	1,103	84	(10)
Total other income (expense), net	$1,057	$(160)	$35

See Note 1 for further discussion of the other-than-temporary impairment loss on investments recorded during the year ended February 28, 2017. Other income in the year ended February 29, 2016 mostly relates to various nonrecurring recoveries and noncash gains.

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

16. SUBSEQUENT EVENTS
Sale of St. Louis Radio Stations
On April 30, 2018, Emmis closed on its sale of substantially all of the assets of its radio stations in St. Louis in two separate transactions. In one transaction, Emmis sold the assets of KSHE-FM and KPNT-FM to affiliates of Hubbard Radio. In the other transaction, Emmis sold the assets of KFTK-FM and KNOU-FM to affiliates of Entercom Communications Corp. At closing, Emmis received aggregate gross proceeds of $60.0 million. After deducting estimated taxes payable of $15.9 million and transaction-related expenses, net proceeds totaled approximately $40.5 million and were used to repay term loan indebtedness under Emmis’ senior credit facility. The taxes payable as a result of the transactions are not required to be remitted to the applicable taxing authority until May 2019, so we repaid amounts outstanding under our revolver and we plan to hold excess cash on our balance sheet to enhance our liquidity position until we remit the taxes in May 2019. Emmis recorded a $29.9 million gain on the sale of its St. Louis radio stations.
The St. Louis radio stations were operated pursuant to LMAs from March 1, 2018 through the closing of the transactions. Entercom and Hubbard paid LMA fees to Emmis totaling $0.7 million during the period. These fees are not included in our results of operations for the year ended February 28, 2018, but will be included in net revenues for our first fiscal quarter of fiscal 2019.
The St. Louis radio stations had historically been included in our Radio segment. This disposal did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45-1C. The following table summarizes certain operating results of the our St. Louis radio stations for all periods presented. Pursuant to Accounting Standards Codification 205-20-45-6, interest expense associated with the required term loan repayment associated with the sale of the St. Louis radio stations is included in the stations’ results below.

	For the year ended February 28 (29),
	2016	2017	2018
Net revenues	$21,297	$23,851	$24,238
Station operating expenses, excluding depreciation and amortization expense	17,960	18,464	20,071
Depreciation and amortization	502	502	558
Impairment loss	1,677	1,293	—
(Gain) loss on sale of assets	(1)	123	—
Operating income	1,159	3,469	3,609
Interest expense	2,842	2,910	3,379
(Loss) income before income taxes	(1,683)	559	230
The carrying amounts of major classes of assets included in the sale of the St. Louis radio stations as of February 28, 2017 and 2018 were as follows. Amounts shown below as of February 28, 2018 were reclassified to current assets held for sale in the accompanying consolidated balance sheets.

	As of February 28,
	2017	2018
Property and equipment, net	1,600	1,340
Indefinite-lived intangibles	24,758	24,758
Other intangibles, net	82	72

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 28, 2018, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2018, based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Emmis Communications Corporation’s internal control over financial reporting is effective as of February 28, 2018.

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
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2004 Equity Compensation Plan, 2010 Equity Compensation Plan, 2012 Equity Compensation Plan, 2015 Equity Compensation Plan, 2016 Equity Compensation Plan and 2017 Equity Compensation Plan as of February 28, 2018. Our shareholders have approved these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Class A common stock
Equity Compensation Plans
Approved by Security Holders	2,691,329	$4.66	2,013,291
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	2,691,329	$4.66	2,013,291

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
Exhibits
The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective July 7, 2016		8-K		3.1	7/7/2016
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.01	Form of Option Grant Agreement ++		8-K		10.1	7/13/2017
10.02	Form of Restricted Stock Agreement ++		8-K		10.1	7/13/2017
10.03	Credit Agreement, dated as of June 10, 2014, among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent		8-K		10.1	6/10/2014
10.04	First Amendment to 2014 Credit Agreement, dated as of November 7, 2014, among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent		8-K		10.1	11/7/2014
10.05	Second Amendment to 2014 Credit Agreement, dated as of April 30, 2015, among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent		8-K		10.1	4/30/2015
10.06	Third Amendment to 2014 Credit Agreement, dated as of August 18, 2016, among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Fifth Third Bank, as syndication agent		8-K		10.1	8/26/2016
10.07	Successor agent agreement and amendment to credit agreement dated as of April 18, 2017 by and among JPMorgan Chase Bank, N.A., in its capacity as the existing administrative agent, the Bank of New York Mellon, in its capacity as successor administrative agent, Emmis Operating Company, certain other subsidiaries of the Company and the lenders party thereto		8-K		10.1	4/24/2017
10.08	Change in Control Severance Agreement, dated as of July 10, 2012, by and between Emmis Operating Company and Jeffrey H. Smulyan ++		10-Q	5/31/2012	10.18	7/12/2012
10.09	Change in Control Severance Agreement, dated as of March 1, 2018, by and between Emmis Operating Company and Jeffrey H. Smulyan ++		8-K		10.10	3/2/2018

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.10	Employment Agreement, dated as of December 26, 2012, by and between Emmis Operating Company and Jeffrey H. Smulyan ++		8-K		10.1	12/28/2012
10.11	Change in Control Severance Agreement, dated as of September 4, 2011, by and between Emmis Operating Company and Patrick M. Walsh ++		10-Q	11/30/2011	10.2	1/12/2012
10.12	Employment Agreement, dated as of August 1, 2017, by and between Emmis Operating Company and Patrick M. Walsh ++		8-K		10.1	8/3/2017
10.13	Employment Agreement, dated as of March 1, 2017, by and between Emmis Operating Company and J. Scott Enright ++		10-K		10.14	5/11/2017
10.14	Change in Control Severance Agreement, dated as of March 8, 2012, by and between Emmis Operating Company and J. Scott Enright ++		10-K		10.24	5/10/2012
10.15	Employment Agreement, effective as of March 3, 2009, by and between Emmis Operating Company and Gary L. Kaseff ++		10-K/A	2/28/2009	10.31	10/9/2009
10.16	Amendment to Employment Agreement, effective as of March 1, 2013, by and between Emmis Operating Company and Gary L. Kaseff ++		10-K	2/28/2013	10.23	5/8/2013
10.17	Amendment to Employment Agreement, effective as of January 26, 2018, by and between Emmis Operating Company and Gary L. Kaseff ++	X
10.18	Emmis Communications Corporation 2016 Equity Compensation Plan ++		DEF14A			5/26/2016
10.19	Emmis Communications Corporation 2017 Equity Compensation Plan ++		DEF 14A			5/26/2017
10.20	Local Programming and Marketing Agreement, dated as of April 26, 2012, between Emmis Radio License Corporation of New York and New York AM Radio, LLC		8-K		10.1	4/26/2012
10.21	Asset Purchase Agreement, dated as of October 13, 2016, by and between Emmis Publishing, L.P., Emmis Operating Company, GP TM Acquisition LLC and Genesis Park II LP		10-Q		10.1	1/5/2017
10.22	Asset Purchase Agreement, dated as of October 12, 2016, by and between Emmis Indiana Broadcasting, L.P., Emmis Radio License, LLC, Emmis Communications Corporation, and Midwest Communications, Inc.		10-Q		10.2	1/5/2017
10.23	Asset Purchase Agreement, dated as of October 12, 2016, by and between Emmis Indiana Broadcasting, L.P., Emmis Radio License, LLC, Emmis Communications Corporation, and DLC Media, Inc.		10-Q		10.3	1/5/2017
10.24	Asset Purchase Agreement between subsidiaries of Emmis Communications Corporation and Hour Media Group, LLC, dated February 23, 2017		8-K		10.1	2/28/2017
10.25	Asset Purchase Agreement, dated as of May 8, 2017, by and among Emmis Radio, LLC, Emmis Radio License, LLC and KWHY-22 Broadcasting, LLC		8-K		10.1	5/9/2017
10.26	Local Programming and Marketing Agreement, dated as of May 8, 2017, by and among Emmis Radio License, LLC and KWHY-22 Broadcasting, LLC		8-K		10.2	5/9/2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.27	Asset Purchase Agreement, dated as of February 22, 2018, by and among Emmis Radio, LLC, Emmis Radio License, LLC, and for limited purposes Emmis Communications Corporation, and Hubbard Radio St. Louis, LLC and St. Louis FCC License Sub, LLC, and for limited purposes, Hubbard Radio, LLC		8-K		10.1	2/23/2018
10.28	Local Programming and Marketing Agreement, dated as of February 22, 2018, by and among Emmis Radio, LLC, Emmis Radio License, LLC, and Hubbard Radio St. Louis, LLC		8-K		10.2	2/23/2018
10.29	Asset Purchase Agreement, dated as of February 22, 2018, by and among Emmis Radio, LLC, Emmis Radio License, LLC, and , and for limited purposes Emmis Communications Corporation, and Entercom Missouri, LLC and Entercom License, LLC, and for limited purposes, Entercom Communications Corp		8-K		10.3	2/23/2018
10.30	Local Programming and Marketing Agreement, dated as of February 22, 2018, by and among Emmis Radio, LLC, Emmis Radio License, LLC, and Entercom Missouri, LLC		8-K		10.4	2/23/2018
21	Subsidiaries of Emmis	X
23	Consent of Independent Registered Public Accounting Firm	X
24	Powers of Attorney	X
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

++	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.
None.

Signatures.
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: May 10, 2018	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: May 10, 2018	/s/ Jeffrey H. Smulyan	Chairman of the Board, Chief Executive Officer
	Jeffrey H. Smulyan	and Director (Principal Executive Officer)

Date: May 10, 2018	/s/ Patrick M. Walsh	President, Chief Operating Officer and Director
Patrick M. Walsh

Date: May 10, 2018	/s/ Ryan A. Hornaday	Executive Vice President, Chief Financial Officer
	Ryan A. Hornaday	and Treasurer (Principal Financial Officer and
Principal Accounting Officer)

Date: May 10, 2018	Susan B. Bayh*	Director
Susan B. Bayh

Date: May 10, 2018	James M. Dubin*	Director
James M. Dubin

Date: May 10, 2018	Gary L. Kaseff*	Director
Gary L. Kaseff

Date: May 10, 2018	Richard A. Leventhal*	Director
Richard A. Leventhal

Date: May 10, 2018	Peter A. Lund*	Director
Peter A. Lund

Date: May 10, 2018	Greg A. Nathanson*	Director
Greg A. Nathanson

Date: May 10, 2018	Lawrence B. Sorrel*	Director
Lawrence B. Sorrel

*By:	/s/ J. Scott Enright
J. Scott Enright Attorney-in-Fact