Form 10-Q
period 2018-05-31
EMMIS COMMUNICATIONS CORP
filed 2018-07-12
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of July 5, 2018, was:

11,691,177	Shares of Class A Common Stock, $.01 Par Value
1,242,366	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended May 31,
	2017	2018
NET REVENUES	$40,164	$28,006
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $794 and $600, respectively	31,230	21,531
Corporate expenses excluding depreciation and amortization expense of $184 and $199, respectively	2,743	2,508
Depreciation and amortization	978	799
Gain on sale of assets, net of disposition costs	—	(32,067)
Total operating expenses	34,951	(7,229)
OPERATING INCOME	5,213	35,235
OTHER EXPENSE:
Interest expense	(4,666)	(2,641)
Loss on debt extinguishment	—	(771)
Other income, net	3	16
Total other expense	(4,663)	(3,396)
INCOME BEFORE INCOME TAXES	550	31,839
(BENEFIT) PROVISION FOR INCOME TAXES	(22)	7,600
CONSOLIDATED NET INCOME	572	24,239
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	839	754
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(267)	$23,485

NET (LOSS) INCOME PER SHARE - BASIC	$(0.02)	$1.88
NET (LOSS) INCOME PER SHARE - DILUTED	$(0.02)	$1.75
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	12,257	12,483
Diluted	12,257	13,411

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended May 31,
	2017	2018
CONSOLIDATED NET INCOME	$572	$24,239
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	839	754
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(267)	$23,485

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28, 2018	May 31, 2018
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,107	$10,456
Restricted cash	2,008	1,120
Accounts receivable, net	20,594	17,378
Prepaid expenses	3,234	5,165
Assets held for sale	26,170	370
Other current assets	3,680	1,463
Total current assets	59,793	35,952
PROPERTY AND EQUIPMENT, NET	26,601	25,523
INTANGIBLE ASSETS (NOTE 3):
Indefinite-lived intangibles	170,890	170,890
Goodwill	4,338	4,338
Other intangibles, net	1,053	980
Total intangible assets	176,281	176,208
OTHER ASSETS, NET	8,469	8,492
Total assets	$271,144	$246,175

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28, 2018	May 31, 2018
		(Unaudited)
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,394	$4,272
Current maturities of long-term debt	16,037	34,724
Accrued salaries and commissions	3,541	2,198
Deferred revenue	4,030	4,992
Other current liabilities	2,695	11,569
Total current liabilities	32,697	57,755
LONG-TERM DEBT, NET OF CURRENT MATURITIES AND UNAMORTIZED DISCOUNT (NOTE 4)	122,849	53,385
OTHER NONCURRENT LIABILITIES	5,932	6,522
DEFERRED INCOME TAXES	31,403	27,222
Total liabilities	192,881	144,884
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A common stock, $.01 par value; authorized 42,500,000 shares; issued and outstanding 11,649,440 shares at February 28, 2018 and 11,691,177 shares at May 31, 2018	116	117
Class B common stock, $.01 par value; authorized 7,500,000 shares; issued and outstanding 1,142,366 shares at February 28, 2018 and 1,242,366 at May 31, 2018	11	12
Additional paid-in capital	594,708	595,216
Accumulated deficit	(547,252)	(523,767)
Total shareholders’ equity	47,583	71,578
NONCONTROLLING INTERESTS	30,680	29,713
Total equity	78,263	101,291
Total liabilities and equity	$271,144	$246,175

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2018	11,649,440	$116	1,142,366	$11	$594,708	$(547,252)	$30,680	$78,263
Net income						23,485	754	24,239
Issuance of common stock to employees and officers	(4,097)	—	100,000	1	389			390
Exercise of stock options	45,834	1			119			120
Distributions to noncontrolling interests							(1,721)	(1,721)
Balance, May 31, 2018	11,691,177	$117	1,242,366	$12	$595,216	$(523,767)	$29,713	$101,291

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Three Months Ended May 31,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$572	$24,239
Adjustments to reconcile consolidated net income to net cash used in operating activities -
Gain on sale of assets, net of disposition costs	—	(32,067)
Depreciation and amortization	978	799
Amortization of debt discount	651	465
Noncash accretion of debt	185	21
Loss on debt extinguishment	—	771
Provision for bad debts	92	698
Provision for deferred income taxes	(25)	(4,181)
Noncash compensation	689	463
Changes in assets and liabilities -
Accounts receivable	(1,350)	2,518
Prepaid expenses and other current assets	(1,746)	(387)
Other assets	(131)	(22)
Accounts payable and accrued liabilities	(10,581)	(5,146)
Deferred revenue	1,253	1,534
Income taxes	(115)	9,245
Other liabilities	(743)	239
Net cash used in operating activities	(10,271)	(811)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(397)	(20)
Proceeds from the sale of assets	—	60,000
Net cash (used in) provided by investing activities	(397)	59,980

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Three Months Ended May 31,
	2017	2018

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(4,484)	(54,533)
Proceeds from long-term debt	8,690	2,500
Debt-related costs	(1,636)	—
Distributions to noncontrolling interests	(1,072)	(1,721)
Proceeds from the exercise of stock options	55	119
Settlement of tax withholding obligations on stock issued to employees	(57)	(73)
Net cash provided by (used in) financing activities	1,496	(53,708)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,172)	5,461
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	13,672	6,115
End of period	$4,500	$11,576
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,399	$2,043
Cash paid for income taxes, net	153	369
Noncash financing transactions-
Stock issued to employees and directors	688	463

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
May 31, 2018
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Preparation of Interim Financial Statements
Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “we,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 28, 2018. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at May 31, 2018, the results of its operations and cash flows for the three-month periods ended May 31, 2017 and 2018.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018 that have had a material impact on our condensed consolidated financial statements and related notes.
Basic and Diluted Net (Loss) Income Per Common Share
Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2017 and 2018 consisted of stock options and restricted stock awards. The following table sets forth the calculation of basic and diluted net (loss) income per share:

	For the three months ended
	May 31, 2017			May 31, 2018
	Net Loss	Shares	Net Loss Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net (loss) income per common share:
Net (loss) income available to common shareholders	$(267)	12,257	$(0.02)	$23,485	12,483	$1.88
Impact of equity awards	—	—	—	—	928	—
Diluted net (loss) income per common share:
Net (loss) income available to common shareholders	$(267)	12,257	$(0.02)	$23,485	13,411	$1.75

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the three months ended May 31,
	2017	2018
	(shares in 000’s )
Equity awards	2,498	849
Antidilutive common share equivalents	2,498	849

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
On April 30, 2018, Emmis closed on the sale of substantially all of its radio station assets in St. Louis. The St. Louis stations were operated pursuant to LMAs from March 1, 2018 through April 30, 2018. The buyers of the stations paid LMA fees totaling $0.7 million during the period, which was recognized as a component of net revenues in the accompanying condensed consolidated statements of operations for the three-month period ending May 31, 2018.
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

	For the three months ended May 31,
	2017	2018
Net revenues	$2,583	$2,583
Station operating expenses, excluding depreciation and amortization expense	293	297
Interest expense	672	609

Assets and liabilities of 98.7FM as of February 28, 2018 and May 31, 2018 were as follows:

	As of February 28,	As of May 31,
	2018	2018
Current assets:
Restricted cash	$1,358	$1,120
Prepaid expenses	448	436
Other current assets	31	68
Total current assets	1,837	1,624
Noncurrent assets:
Property and equipment, net	208	203
Indefinite lived intangibles	46,390	46,390
Deposits and other	6,543	6,556
Total noncurrent assets	53,141	53,149
Total assets	$54,978	$54,773
Current liabilities:
Accounts payable and accrued expenses	$18	$15
Current maturities of long-term debt	6,587	6,724
Deferred revenue	835	864
Other current liabilities	184	179
Total current liabilities	7,624	7,782
Noncurrent liabilities:
Long-term debt, net of current portion and unamortized debt discount	45,632	43,980
Total noncurrent liabilities	45,632	43,980
Total liabilities	$53,256	$51,762

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the same amounts shown in the condensed consolidated statements of cash flows.

	As of February 28,	As of May 31,
	2018	2018
Cash and cash equivalents	$4,107	$10,456
Restricted cash:
98.7FM LMA restricted cash	1,358	1,120
Cash held in escrow from sale of magazines restricted cash	650	—
Total cash, cash equivalents and restricted cash	$6,115	$11,576
As of May 31, 2018, restricted cash relates to cash on deposit in trust accounts related to our 98.7FM LMA in New York City that services long-term debt. During the three months ended May 31, 2018, Emmis settled its dispute with Hour Media related to Hour's purchase of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. Cash was released from escrow in May 2018 and is no longer classified as restricted. See Note 9 for more discussion.
Noncontrolling Interests
The Company follows Accounting Standards Codification paragraph 810-10-65-1 to report the noncontrolling interests related to our Austin radio partnership and Digonex Technologies Inc., a dynamic pricing business (hereinafter "Digonex"). We have a 50.1% controlling interest in our Austin radio partnership. We do not own any of the common equity of Digonex, but we consolidate the entity because we control its board of directors via rights granted in convertible preferred stock and convertible debt that we own. As of May 31, 2018, Emmis owns rights that are convertible into approximately 83% of Digonex's common equity.

Noncontrolling interests represent the noncontrolling interest holders' proportionate share of the equity of the Austin radio partnership and Digonex. Noncontrolling interests are adjusted for the noncontrolling interest holders' proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. Below is a summary of the noncontrolling interest activity for the three months ended May 31, 2017 and 2018:

	Austin radio partnership	Digonex	Total noncontrolling interests
Balance, February 28, 2017	$46,830	$(13,909)	$32,921
Net income (loss)	1,598	(759)	839
Distributions to noncontrolling interests	(1,072)	—	(1,072)
Balance, May 31, 2017	$47,356	$(14,668)	$32,688

Balance, February 28, 2018	$47,424	$(16,744)	$30,680
Net income (loss)	1,372	(618)	754
Distributions to noncontrolling interests	(1,721)		(1,721)
Balance, May 31, 2018	$47,075	$(17,362)	$29,713

Recent Accounting Pronouncements
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
In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU was issued to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this guidance on March 1, 2018 with no material impact on its consolidated financial statements.
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
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. The FASB deferred implementation of this guidance by one year with the issuance of Accounting Standards Update 2015-14. The Company adopted the new guidance on March 1, 2018, using the modified retrospective method, with no impact on its consolidated financial statements. The cumulative effect of initially applying the new guidance had no impact on the opening balance of retained earnings as of March 1, 2018. The comparative information has not been restated and continues to be reported under the accounting guidance in effect for that period. The Company does not expect the new guidance will have a material impact on its consolidated financial statements in future periods. See Note 7 for more discussion.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended May 31, 2017 and 2018:

	Three Months Ended May 31,
	2017	2018
Risk-Free Interest Rate:	1.9%	2.6%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.4	4.8
Expected Volatility:	52.9% - 53.1%	53.2%

The following table presents a summary of the Company’s stock options outstanding at May 31, 2018, and stock option activity during the three months ended May 31, 2018 (“Price” reflects the weighted average exercise price per share; "Aggregate Intrinsic Value" dollars in thousands):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	2,691,329	$4.66
Granted	84,000	4.16
Exercised	45,834	2.60
Forfeited	—	—
Expired	27,850	9.76
Outstanding, end of period	2,701,645	4.63	6.4	$4,786
Exercisable, end of period	2,140,277	5.05	5.8	$3,440

Cash received from option exercises for the three months ended May 31, 2017 and 2018 was $0.1 million and $0.1 million, respectively. The Company did not record an income tax benefit relating to the options exercised during the three months ended May 31, 2017 or 2018.
The weighted average per share grant date fair value of options granted during the three months ended May 31, 2017 and 2018, was $1.15 and $2.03, respectively.
A summary of the Company’s nonvested options at May 31, 2018, and changes during the three months ended May 31, 2018, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	691,114	$2.10
Granted	84,000	2.03
Vested	213,746	3.91
Forfeited	—	—
Nonvested, end of period	561,368	1.40
There were 2.2 million shares available for future grants under the Company’s various equity plans (1.9 million shares under the 2017 Equity Compensation Plan and 0.3 million shares under other plans) at May 31, 2018, not including shares that may become available for future grants upon forfeiture, lapse or surrender for taxes.
The vesting dates of outstanding options at May 31, 2018 range from July 2018 to March 2021, and expiration dates range from July 2018 to March 2028.

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
The following table presents a summary of the Company’s restricted stock grants outstanding at May 31, 2018, and restricted stock activity during the three months ended May 31, 2018 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	353,394	$3.05
Granted	123,514	4.43
Vested (restriction lapsed)	36,015	4.42
Grants outstanding, end of period	440,893	3.32

The total grant date fair value of shares vested during the three months ended May 31, 2017 and 2018, was $0.1 million and $0.2 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense recognized by the Company during the three months ended May 31, 2017 and 2018. The Company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	Three Months Ended May 31,
	2017	2018
Station operating expenses	$149	$71
Corporate expenses	540	392
Stock-based compensation expense included in operating expenses	$689	$463

As of May 31, 2018, there was $1.2 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.7 years.

Note 3. Intangible Assets and Goodwill
Valuation of Indefinite-lived Broadcasting Licenses
In accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles—Goodwill and Other, the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually as discussed below.
Excluding amounts classified as held for sale, the carrying amounts of the Company’s FCC licenses were $170.9 million as of February 28, 2018 and May 31, 2018. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the three months ended May 31, 2018, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in impairment charges in future periods.
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
Valuation of Goodwill
The carrying amounts of the Company's goodwill, all of which were attributable to our radio division, were $4.3 million as of February 28, 2018 and May 31, 2018. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. The Company conducts its impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company generally uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units, with radio stations grouped by market. Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. Management believes this methodology for valuing radio properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit's goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations.
Definite-lived intangibles
The following table presents the weighted-average useful life at May 31, 2018, and the gross carrying amount and accumulated amortization for our sole definite-lived intangible asset at February 28, 2018 and May 31, 2018:

		As of February 28, 2018			As of May 31, 2018
		(in 000's, except years)
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Programming agreement	3.3	2,154	1,101	1,053	2,154	1,174	980

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
Total amortization expense from definite-lived intangibles for the three-month periods ended May 31, 2017 and 2018 was $0.1 million. The following table presents the Company's estimate of future amortization expense for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
Remainder of 2019	$221
2020	294
2021	294
2022	171
Total	$980

Note 4. Long-term Debt
Long-term debt was comprised of the following at February 28, 2018 and May 31, 2018:

	February 28, 2018	May 31, 2018
2014 Credit Agreement debt :
Revolver	$9,000	$—
Term Loan	69,451	28,000
Total 2014 Credit Agreement debt	78,451	28,000
98.7FM non-recourse debt	53,919	52,337
Other non-recourse debt (1)	9,992	10,012
Less: Current maturities	(16,037)	(34,724)
Less: Unamortized original issue discount	(3,476)	(2,240)
Total long-term debt	$122,849	$53,385

(1) The face value of other non-recourse debt was $10.2 million at February 28, 2018 and May 31, 2018

2014 Credit Agreement
On June 10, 2014, Emmis entered into the 2014 Credit Agreement, by and among the Company, Emmis Operating Company, as borrower (the “Borrower”), certain other subsidiaries of the Company, as guarantors (the “Subsidiary Guarantors”) and the lenders party thereto. Capitalized terms in this section not defined elsewhere in this 10-K are defined in the 2014 Credit Agreement and related amendments.
The 2014 Credit Agreement consists of remaining balances of a term loan ($69.5 million and $28.0 million as of February 28, 2018 and May 31, 2018, respectively) and a revolving credit facility with a maximum commitment of $20.0 million. Outstanding revolver borrowings as of February 28, 2018 were $9.0 million. No revolver borrowings were outstanding as of May 31, 2018. The revolving credit facility includes a sub-facility for the issuance of up to $5.0 million of letters of credit. No letters of credit were outstanding during the periods presented in the accompanying condensed consolidated financial statements.
The term loan is due not later than April 18, 2019 and the revolving credit facility expires on August 31, 2018. The Company is not required to make scheduled principal payments under the term loan or revolving credit facility prior to these dates. Amounts outstanding under the 2014 Credit Agreement bear interest, at the Company’s option, at either (i) the Alternate Base Rate (but not less than 2.00%) plus 6.00% or (ii) the Adjusted LIBO Rate plus 7.00%. The Company pays an unused commitment fee of 75 basis points per annum on the average unused amount of the revolving credit facility. If the Company has not refinanced the 2014 Credit Agreement by July 18, 2018, any principal payments on the term loans thereafter must be accompanied by a fee to the lenders equal to 2% of the amount being repaid. In addition, on each ninety day anniversary after July 18, 2018, such fee increases by an additional 0.5% and the interest rate on amounts outstanding increases by 0.5%. The weighted average borrowing rate of amounts outstanding related to the 2014 Credit Agreement was 8.7% and 9.0% at February 28, 2018 and May 31, 2018, respectively.
Our 2014 Credit Agreement debt is carried net of an unamortized original issue discount of $0.6 million as of May 31, 2018. The original issue discount is being amortized as additional interest expense over the life of the 2014 Credit Agreement.
The 2014 Credit Agreement requires mandatory prepayments for, among other things, proceeds from the sale of assets, insurance proceeds and Consolidated Excess Cash Flow (as defined in the 2014 Credit Agreement).
The 2014 Credit Agreement requires the Company to comply with certain financial and non-financial covenants. These covenants include a Minimum EBITDA Amount covenant through May 31, 2018. Subsequent to the quarter ending May 31, 2018, the Company is required to comply with a Total Leverage Ratio covenant of 4.00:1.00. Additionally, the Company is required to meet a minimum Interest Coverage Ratio of at least 1.60:1.00 while the revolving credit facility is outstanding.
The obligations under the 2014 Credit Agreement are secured by a perfected first priority security interest in substantially all of the assets of the Company, the Borrower and the Subsidiary Guarantors.
We were in compliance with all financial and non-financial covenants as of May 31, 2018. Our Minimum EBITDA Amount and Interest Coverage Ratio (each as defined in the 2014 Credit Agreement and related amendments) requirements and actual amounts as of May 31, 2018 were as follows:

	As of May 31, 2018
	Covenant Requirement		Actual Results
Minimum EBITDA Amount	$8.4	million	$10.8	million
Interest Coverage Ratio	1.60 : 1.00		2.60 : 1.00
98.7FM Non-recourse Debt
On May 30, 2012, the Company, through wholly-owned, newly-created subsidiaries, issued $82.2 million of non-recourse notes. Teachers Insurance and Annuity Association of America, through a participation agreement with Wells Fargo Bank Northwest, National Association, is entitled to receive payments made on the notes. The notes are obligations only of the newly-created subsidiaries, are non-recourse to the rest of the Company and its subsidiaries, and are secured by the assets of the newly-created subsidiaries, including the payments made to the newly-created subsidiary related to the 98.7FM LMA, which are guaranteed by Disney Enterprises, Inc. The notes bear interest at 4.1%. The 98.7FM non-recourse notes are carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $1.7 million and $1.6 million as of February 28, 2018 and May 31, 2018, respectively, is being amortized as additional interest expense over the life of the notes.
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
NextRadio, LLC has issued $4.0 million of notes payable. As of May 31, 2018, the notes accrue interest at 6.0% with interest due quarterly beginning in August 2018. The notes mature on December 23, 2021 and are to be repaid through revenues generated by enhanced advertisement revenues earned by NextRadio, LLC. If any portion of the notes remains unpaid at maturity, the lender has the option to exchange the notes for senior preferred equity of NextRadio, LLC's parent entity, TagStation, LLC. These notes are obligations of NextRadio, LLC and TagStation, LLC and are non-recourse to the rest of Emmis' subsidiaries.

Based on amounts outstanding at May 31, 2018, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

	2014 Credit Agreement		98.7FM Non-recourse Debt	Other Non-recourse Debt
Year ended February 28 (29),	Revolver	Term Loan			Total Payments
Remainder of 2019	$—	$—	$5,005	$—	$5,005
2020	—	28,000	7,150	—	35,150
2021	—	—	7,755	—	7,755
2022	—	—	8,394	6,239	14,633
2023	—	—	9,069	4,000	13,069
Thereafter	—	—	14,964	—	14,964
Total	$—	$28,000	$52,337	$10,239	$90,576

Note 5. Liquidity and Going Concern

Pursuant to ASC Topic 205-40, Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the Company’s ability to continue as a going concern for this reporting period, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date the financial statements were issued (July 12, 2018). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before July 12, 2019.
The Company’s revolver expires on August 31, 2018 and its term loan is due no later than April 18, 2019. As of May 31, 2018, the Company has no outstanding revolver borrowings, $28.0 million outstanding under its term loan, and has approximately $10 million of cash on hand. The Company believes it can fund its operational needs once its revolver expires on August 31, 2018 with its cash on hand and cash generated from operations, but will not be able to repay its term loan by April 18, 2019 absent other actions.
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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2018 and May 31, 2018. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The

Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of May 31, 2018
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
- 2014 Credit Agreement debt: As of May 31, 2018, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $27.4 million and $28.0 million, respectively. The Company's estimate of fair value was based on non-exchange quoted prices of this instrument and is considered a Level 2 measurement.

- Other long-term debt: The Company’s 98.7FM non-recourse debt and other non-recourse debt is not actively traded and is considered a Level 3 measurement. The Company believes the current carrying value of its other long-term debt approximates its fair value.

Note 7. Revenue
The Company generates revenue from the sale of services and products including, but not limited to: (i) on-air commercial broadcast time, (ii) magazine-related display advertising, (iii) magazine circulation and newsstand revenues, (iv) non-traditional revenues including event-related revenues and event sponsorship revenues, (v) revenues generated from LMAs and (vi) digital advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Substantially all deferred revenue is recognized within twelve months of the payment date. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
Advertising
On-air broadcast revenue and magazine display revenue are recognized when or as performance obligations under the terms of a contract with a customer are satisfied. This typically occurs over the period of time that advertisements are provided, or as an event occurs. Revenues are reported at the amount the Company expects to be entitled to receive under the contract. Payments received by advertisers before the performance obligation is satisfied are recorded as deferred revenue in the condensed consolidated balance sheet. Substantially all deferred revenue is recognized within twelve months of the payment date.
Circulation
Circulation revenue includes revenues for Indianapolis Monthly purchased by readers or distributors. Single copy newsstand sales are recognized when the monthly magazine is distributed, net of provisions for related returns. Circulation revenue from digital and home delivery subscriptions are recognized over the subscription period as the performance obligations are delivered.
Nontraditional
Nontraditional revenues principally consist of ticket sales and sponsorship of events our stations and magazine conduct in their local markets. These revenues are recognized when our performance obligations are fulfilled, which generally coincides with when the related event occurs.
LMA Fees
LMA fee revenue relates to fees that the Company collects from third parties in exchange for the right to program and sell advertising for a specified portion of a radio station's inventory of broadcast time. These revenues are generally recognized ratably over the duration that the third party programs the radio station.
Digital
Digital revenue relates to revenue generated from the sale of digital marketing services (including display advertisements and video sponsorships) to advertisers. Digital revenues are generally recognized as the digital advertising is delivered.
Disaggregation of revenue
The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended May 31,
	2017	2018

Revenue by Source:
Advertising	$28,957	$18,775
Circulation	110	102
Nontraditional	2,488	1,968
LMA Fees	2,583	3,302
Digital	3,028	1,200
Other	2,998	2,659
Total net revenues	$40,164	$28,006

Note 8. Segment Information
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
The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 28, 2018, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended May 31, 2018	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$26,384	$1,273	$349	$28,006
Station operating expenses excluding depreciation and amortization expense	17,693	1,199	2,639	21,531
Corporate expenses excluding depreciation and amortization expense	—	—	2,508	2,508
Depreciation and amortization	570	5	224	799
(Gain) loss on sale of assets, net of disposition costs	(32,398)	331	—	(32,067)
Operating income (loss)	$40,519	$(262)	$(5,022)	$35,235

Three Months Ended May 31, 2017	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$38,706	$1,144	$314	$40,164
Station operating expenses excluding depreciation and amortization expense	26,134	1,355	3,741	31,230
Corporate expenses excluding depreciation and amortization expense	—	—	2,743	2,743
Depreciation and amortization	768	5	205	978
Operating income (loss)	$11,804	$(216)	$(6,375)	$5,213

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 28, 2018	$249,044	$1,293	$20,807	$271,144
As of May 31, 2018	$220,343	$593	$25,239	$246,175

Note 9. Regulatory, Legal and Other Matters
Emmis is a party to various other legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
During the quarter ended August 31, 2017, Emmis filed suit against Hour Media Group, LLC ("Hour") for breach of the asset purchase agreement related to the February 28, 2017 sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. Hour filed a counterclaim against Emmis alleging that Emmis engaged in a series of actions that constitute a breach of the asset purchase agreement. The parties agreed to settle this dispute in May 2018. As part of the mutual settlement, all claims and counterclaims were dismissed with Emmis and Hour receiving $0.45 million and $0.2 million of the cash held in escrow, respectively. The Company recognized a loss of $0.2 million related to this settlement during the three months ended May 31, 2018 which is included in gain on sale of assets, net of disposition costs in the accompanying condensed consolidated financial statements.
Emmis filed suit against Illinois National Insurance Company (“INIC”) in 2015 related to INIC’s decision to not cover Emmis’ defense costs under Emmis’ directors and officers insurance policy in a lawsuit related to the Company’s preferred stock in which Emmis was the defendant (the “Prior Litigation”). On March 21, 2018, Emmis was granted summary judgment entitling it to coverage of its defense costs in the Prior Litigation, but the amount Emmis should recover has not yet been determined and all final decisions by the U.S. District Court are subject to appeal. A trial on damages is currently scheduled for the fall of 2018. Emmis incurred approximately $4.1 million of costs defending the Prior Litigation, subject to a $1.0 million deductible. Emmis is seeking to recover these costs plus applicable accrued interest less the applicable deductible from INIC. However, Emmis cannot reasonably estimate the amount or timing of such recovery.

Note 10. Income Taxes
Our effective income tax rate was (4)% and 24% for the three-month periods ended May 31, 2017 and 2018, respectively. The Company estimates its effective tax rate for the year, which incorporates the reversal of a portion of the valuation allowance, and applies that rate to pre-tax income for the applicable period. This methodology is primarily responsible for the difference between the effective rate and statutory rate, particularly in the prior year, which included the sale of KPWR in Los Angeles and the related reversal of a significant portion of our valuation allowance. Our current year rate is also impacted by the reduction in the Federal Statutory rate from 35% to 21% upon passage of the Tax Cuts and Jobs Act (the "Tax Act").
Any further technical corrections or other forms of guidance addressing the Tax Act, as well as regulatory or governmental actions, could result in adjustments to our accounting for the effects of the Tax Act.

Note 11. Other Significant Events
Sale of St. Louis radio stations
On April 30, 2018, Emmis closed on its sale of substantially all of the assets of its radio stations in St. Louis in two separate transactions. In one transaction, Emmis sold the assets of KSHE-FM and KPNT-FM to affiliates of Hubbard Radio. In the other transaction, Emmis sold the assets of KFTK-FM and KNOU-FM to affiliates of Entercom Communications Corp. At closing, Emmis received aggregate gross proceeds of $60.0 million. After deducting estimated taxes payable and transaction-related expenses, net proceeds totaled approximately $40.5 million and were used to repay term loan indebtedness under Emmis’ senior credit facility. The taxes payable as a result of the transactions are not required to be remitted to the applicable taxing authority until May 2019, so we repaid amounts outstanding under our revolver and we plan to hold excess cash on our balance sheet to enhance our liquidity position until we remit the taxes in May 2019. Emmis recorded a $32.4 million gain on the sale of its St. Louis radio stations.
The St. Louis radio stations were operated pursuant to LMAs from March 1, 2018 through the closing of the transactions. Entercom and Hubbard paid LMA fees to Emmis totaling $0.7 million during the period. These fees are included in our results of operations as net revenues for the three-month period ended May 31, 2018.
In connection with the sale of our St. Louis stations, the Company recorded $1.2 million of restructuring charges related to the involuntary termination of employees and estimated cease-use costs related to our leased St. Louis office facility, net of estimated sublease rentals. These charges are included in the gain on sale of assets, net of disposition costs in the accompanying condensed consolidated financial statements. The table below summarizes the activity related to our restructuring charge for the three months ended May 31, 2018.

Three months ended May 31,
2018
Restructuring charges and estimated lease cease-use costs, beginning balance	$—
Restructuring charges and estimated lease cease-use costs- St. Louis radio stations sale	1,178
Payments	(47)
Restructuring charges and estimated lease cease-use costs unpaid and outstanding	1,131

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

	For the three months ended May 31,
	2017	2018
Net revenues	$6,488	$725
Station operating expenses, excluding depreciation and amortization expense	4,897	1,003
Depreciation and amortization	139	—
Gain on sale of assets, net of disposition costs	—	(32,398)
Operating income	1,452	32,120
Interest expense	784	592
Income before income taxes	668	31,528
Unaudited pro forma summary information is presented below for the three-month periods ended May 31, 2017 and 2018, assuming the August 1, 2017 sale of KPWR-FM, the April 30, 2018 sale of our St. Louis radio stations and the related mandatory debt repayments of these sales had occurred on the first day of the pro forma periods presented below. See Note 7 of our 10-K for the year ending February 28, 2018 for more discussion of the sale of KPWR-FM.

	For the three months ended May 31, (unaudited)
	2017	2018
Net revenues	$28,262	$27,281
Station operating expenses, excluding depreciation and amortization expense	21,941	20,528
Consolidated net income	254	469
Net loss attributable to the Company	(585)	(285)
Net loss per share - basic	$(0.05)	$(0.02)
Net loss per share - diluted	$(0.05)	$(0.02)
Emmis retained ownership of two radio transmission towers in St. Louis subsequent to the sale of our radio stations and expects to sell these towers within twelve months. These towers are classified as held for sale as of May 31, 2018. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. The Company determined that the fair value of these assets was more than their current carrying value by utilizing offers from third parties. This is considered a Level 3 measurement. The carrying amounts of major classes of assets classified as held for sale related to our St. Louis radio stations as of February 28, 2018 and May 31, 2018 were as follows:

	As of February 28, 2018	As of May 31, 2018
Property and equipment, net	1,340	370
Indefinite-lived intangibles	24,758	—
Other intangibles, net	72	—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note: Certain statements included in this report or in the financial statements contained herein which are not statements of historical fact, including but not limited to those identified with the words “expect,” “should,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities and Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others:

•general economic and business conditions;
•fluctuations in the demand for advertising and demand for different types of advertising media;
•our ability to obtain additional capital or to service our outstanding debt;
•competition from new or different media and technologies;

•
increased competition in our markets and the broadcasting industry, including our competitors changing the format of a station they operate to more directly compete with a station we operate in the same market;

•our ability to attract and secure programming, on-air talent, writers and photographers;

•	inability to obtain (or to obtain timely) necessary approvals for purchase or sale transactions or to complete the transactions for other reasons generally beyond our control;
•increases in the costs of programming, including on-air talent;
•inability to grow through suitable acquisitions or to consummate dispositions;
•new or changing technologies, including those that provide additional competition for our businesses;
•new or changing regulations of the Federal Communications Commission or other governmental agencies;
•war, terrorist acts or political instability; and
•other factors mentioned in documents filed by the Company with the Securities and Exchange Commission.
For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K, for the year ended February 28, 2018. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

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
The following table summarizes the sources of our revenues for the three-month periods ended May 31, 2017 and 2018. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to our TagStation and Digonex businesses, network revenues and barter. We sold KPWR-FM in Los Angeles on August 1, 2017 and our four radio stations in St. Louis on April 30, 2018. These sales impact the comparability of the three-month period ended May 31, 2017 to the three-month period ended May 31, 2018.

	Three Months Ended May 31,
	2017	% of Total	2018	% of Total

Net revenues:
Local	$24,220	60.3%	$16,076	57.4%
National	4,608	11.5%	2,497	8.9%
Political	129	0.3%	202	0.7%
Publication Sales	110	0.3%	102	0.4%
Non Traditional	2,488	6.2%	1,968	7.0%
LMA Fees	2,583	6.4%	3,302	11.8%
Digital	3,028	7.5%	1,200	4.3%
Other	2,998	7.5%	2,659	9.5%
Total net revenues	$40,164		$28,006

As previously mentioned, we derive approximately two-thirds of our net revenues from advertising sales. In the three-month period ended May 31, 2018, local sales, excluding political revenues, represented approximately 86% of the advertising revenues for our radio division.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 60% and 61% of our radio division’s total advertising net revenues for the three-month periods ended May 31, 2017 and 2018, respectively. The automotive industry was the largest category for our radio division for the three-month periods ended May 31, 2017 and 2018, representing approximately 12% and 9% of our radio net revenues, respectively.
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
SIGNIFICANT TRANSACTIONS
On August 1, 2017, Emmis sold KPWR-FM in Los Angeles. On April 30, 2018, Emmis sold its four radio stations in St. Louis. Unaudited pro forma summary information is presented below for the three-month periods ended May 31, 2017 and 2018, assuming these sales and the related mandatory debt repayments of these sales had occurred on the first day of the proforma periods presented below. See Note 7 of our 10-K for the year ending February 28, 2018 for more discussion of the sale of KPWR-FM and see Note 11 of this report for more discussion of the sale of our radio stations in St. Louis.

	For the three months ended May 31, (unaudited)
	2017	2018
Net revenues	$28,262	$27,281
Station operating expenses, excluding depreciation and amortization expense	21,941	20,528
Consolidated net income	254	469
Net loss attributable to the Company	(585)	(285)
Net loss per share - basic	$(0.05)	$(0.02)
Net loss per share - diluted	$(0.05)	$(0.02)
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
On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company’s NextRadio smartphone application on a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three-year period. In return, NextRadio LLC agreed to serve as a conduit for the radio industry to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. NextRadio LLC collected money from the radio industry and forwarded it to Sprint. Emmis did not guarantee NextRadio LLC’s performance under this agreement and Sprint did not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement does not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through May 31, 2018, the NextRadio application has not generated a material amount of revenue.
From the inception of NextRadio LLC’s agreement with Sprint through December 7, 2016, NextRadio LLC had remitted to Sprint approximately $33.2 million. Effective December 8, 2016, NextRadio LLC and Sprint entered into an amendment of their original agreement. The amendment called for NextRadio LLC to make installment payments totaling $6.0 million through March 15, 2017, which have been paid. In exchange, Sprint agreed to forgive the remaining $5.8 million that it was due under the original agreement, and in return receive a higher share of certain revenue generated by the NextRadio application. NextRadio LLC received a loan of $4.0 million for the sole purpose of fulfilling the payment obligations to Sprint under the amendment. The loan will be repaid out of proceeds from sales of enhanced advertising through the NextRadio application. During the three months ended May 31, 2017, NextRadio LLC received $0.6 million under the loan, which was promptly remitted to Sprint and included in station operating expenses in the accompanying condensed consolidated statement of operations. In addition, during the three-month period ended May 31, 2017, Emmis funded $0.3 million of the final payment to Sprint. This amount is also included in station operating expenses in the accompanying condensed consolidated statement of operations.
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
The results of our radio operations are heavily dependent on the results of our stations in the New York market, which account for approximately 40% of our radio net revenues. Some of our competitors operate larger station clusters and are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 7.0% for the three months ended May 31, 2018, as compared to the same period of the prior year. During this period, revenues for our New York cluster were down 0.4%.
As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis’ 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In that respect, in recent years we have sold radio stations in Los Angeles, St. Louis and Terre Haute. We have also sold all of our publishing assets, except Indianapolis Monthly. We continue to explore the sale of WLIB-AM in New York and other assets, including land in Indianapolis.

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that encompass significant judgments and uncertainties, and potentially lead to materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below.
Revenue Recognition
Broadcasting revenue is recognized as advertisements are aired. Publication revenue is recognized in the month of delivery of the publication. Both broadcasting revenue and publication revenue recognition is subject to meeting certain conditions such as persuasive evidence that an arrangement exists and collection is reasonably assured. These criteria are generally met at the time the advertisement is aired for broadcasting revenue and upon delivery of the publication for publication revenue. Advertising revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues. LMA fee revenue related to 98.7FM is recognized on a straight-line basis over the term of the LMA.
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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of May 31, 2018, we have recorded approximately $175.2 million in goodwill and FCC licenses, which represents approximately 71% of our total assets.
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

Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.4 million and $0.3 million for employee healthcare claims as of February 28, 2018 and May 31, 2018, respectively. The Company also maintains large deductible programs (ranging from $10 thousand to $2 million per occurrence) for general liability, property, director and officer liability, crime, fiduciary liability, workers’ compensation, employment liability, automotive liability and media liability claims.

Results of Operations for the Three-Month Period Ended May 31, 2018, Compared to May 31, 2017
Net revenues:

	For the Three Months Ended May 31,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$38,706	$26,384	$(12,322)	(31.8)%
Publishing	1,144	1,273	129	11.3%
Emerging Technologies	314	349	35	11.1%
Total net revenues	$40,164	$28,006	$(12,158)	(30.3)%
Radio net revenues were down for the three-month period ended May 31, 2018 mostly due to the sale of KPWR-FM on August 1, 2017 and the sale of our St. Louis stations on April 30, 2018. Excluding the effects of radio station sales, our radio net revenues would have been down approximately 4.3% for the three months ended May 31, 2018.
We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets decreased 5.7% for the three-month period ended May 31, 2018, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 3.9% for the three-month period ended May 31, 2018, as compared to the same period of the prior year. Our performance exceeded the market average in New York, but we lagged the market average in Austin and Indianapolis.
Publishing net revenues increased slightly during the three-month period ended May 31, 2018 due to additional custom publications that were produced in fiscal 2019.
Emerging technologies net revenues, which primarily relate to licensing fees of our TagStation software and pricing services provided by Digonex, increased during the three-month period ended May 31, 2018. This increase principally relates to our TagStation business.
Station operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended May 31,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$26,134	$17,693	$(8,441)	(32.3)%
Publishing	1,355	1,199	(156)	(11.5)%
Emerging Technologies	3,741	2,639	(1,102)	(29.5)%
Total station operating expenses excluding depreciation and amortization expense	$31,230	$21,531	$(9,699)	(31.1)%
The decrease in station operating expenses excluding depreciation and amortization expense for our radio division for the three-month period ended May 31, 2018 is due to the sale of KPWR-FM on August 1, 2017 and the sale of our radio stations in St. Louis on April 30, 2018. Excluding the effects of radio station sales, our radio station operating expenses excluding depreciation and amortization expense would have been down approximately 1.1% for the three-month period ending May 31, 2018 as compared to the same period of the prior year.
Operating expenses excluding depreciation and amortization expense for publishing for the three-month period ended May 31, 2018 decreased mostly due to lower employee health care claims experience and general business insurance costs.
Station operating expenses excluding depreciation and amortization expense for emerging technologies deceased during the three-month period ended May 31, 2018 mostly due to two nonrecurring charges in the same period of the prior year, including (i) NextRadio funding $0.65 million of its obligation to Sprint with the proceeds of a third party loan, and (ii) Emmis contributing $0.3 million to NextRadio, which was remitted to Sprint in connection with the final payment to Sprint.
Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended May 31,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$2,743	$2,508	$(235)	(8.6)%
Corporate expenses excluding depreciation and amortization expense decreased during the three-month period ended May 31, 2018 mostly due to lower noncash compensation expense associated with employee equity grants and lower health care claims experience.
Depreciation and amortization:

	For the Three Months Ended May 31,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$768	$570	$(198)	(25.8)%
Publishing	5	5	—	—%
Corporate & Emerging Technologies	205	224	19	9.3%
Total depreciation and amortization	$978	$799	$(179)	(18.3)%
The decrease in radio depreciation and amortization expense for the three-month period ended May 31, 2018 is related to the sale of KPWR-FM on August 1, 2017 and our radio stations in St. Louis on April 30, 2018.
Corporate & Emerging Technologies depreciation and amortization expense for the three-month period ended May 31, 2018 was up slightly due to depreciation of new equipment placed into service in fiscal 2018.
(Gain) loss on sale of assets, net of disposition costs:

	For the Three Months Ended May 31,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
(Gain) loss on sale of assets, net of disposition costs:
Radio	$—	(32,398)	$(32,398)	N/A
Publishing	—	331	331	N/A
Total (gain) loss on sale of assets, net of disposition costs	$—	$(32,067)	$(32,067)	N/A
During the three-month period ended May 31, 2018, the Company sold its four radio stations in St. Louis for $60.0 million in cash and recognized a $32.4 million gain on the sale of these stations. The loss on sale of publishing assets relates to the settlement of our dispute with Hour Media and the related legal fees incurred.

Operating income:

	For the Three Months Ended May 31,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$11,804	$40,519	$28,715	243.3%
Publishing	(216)	(262)	(46)	(21.3)%
Corporate & Emerging Technologies	(6,375)	(5,022)	1,353	21.2%
Total operating income:	$5,213	$35,235	$30,022	575.9%
Radio operating income increased in the three-month period ended May 31, 2018 due to the sale of our stations in St. Louis on April 30, 2018.
Publishing operating income slightly decreased in the three-month period ended May 31, 2018 due to the additional fees incurred to settle the claims of Hour Media related to our sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine.
Corporate and emerging technologies operating loss decreased in the three-month period ended May 31, 2018 mostly due to lower expenses associated with our emerging technologies, as discussed above.
Interest expense:

	For the Three Months Ended May 31,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(4,666)	$(2,641)	$2,025	(43.4)%
Interest expense decreased in the three-month period ended May 31, 2018 mostly due lower debt outstanding as compared to the same period of the prior year. On August 1, 2017, the Company sold KPWR-FM and repaid approximately $73.6 million of term loans. On April 30, 2018, the Company sold radio stations in St. Louis and repaid approximately $41.5 million of term loans. The weighted-average interest rate of debt outstanding under our 2014 Credit Agreement was 8.2% and 9.0% at May 31, 2017 and 2018, respectively.
Loss on debt extinguishment:

	For the Three Months Ended May 31,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$—	$(771)	$(771)	N/A
In connection with required term loan repayments associated with the sale of our radio stations in St. Louis, the Company wrote-off a pro rata portion of the unamortized debt discount outstanding attributable to the term loans.
Provision for income taxes:

	For the Three Months Ended May 31,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$(22)	$7,600	$7,622	N/M
Our effective income tax rate was (4)% and 24% for the three-month periods ended May 31, 2017 and 2018, respectively. The Company estimates its effective tax rate for the year, which incorporates the reversal of a portion of the valuation allowance, and applies that rate to pre-tax income for the applicable period. This methodology is primarily responsible for the difference between the effective rate and statutory rate, particularly in the prior year, which included the sale of KPWR in Los Angeles and the related reversal of a significant portion of our valuation allowance.

Consolidated net income:

	For the Three Months Ended May 31,
	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$572	$24,239	$23,667	4,137.6%
Consolidated net income for the three-month period ended May 31, 2018 mostly consists of the gain on sale of our St. Louis radio stations. Excluding this gain and related tax effect, consolidated net income would have been down slightly in the three-month period ended May 31, 2018 mostly due to the loss on debt extinguishment explained above.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand and cash provided by operations. Our primary uses of capital during the past few years have been, and are expected to continue to be, investments in our growth businesses, capital expenditures, working capital, debt service requirements, repayment of debt and investments in future growth opportunities in new businesses. The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. Mandatory amortization payments of our term loans were eliminated as a result of our repayment of term loans in connection with the sale of KPWR-FM in August 2017.
At May 31, 2018, we had cash and cash equivalents of $10.5 million and net working capital of $(21.8) million. At February 28, 2018, we had cash and cash equivalents of $4.1 million and net working capital of $27.1 million. The decrease in net working capital is largely due to an increase of current maturities associated with our 2014 Credit Agreement debt coupled with the sale of our St. Louis radio assets that were classified as current assets held for sale as of February 28, 2018.
Pursuant to ASC Topic 205-40, Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the Company’s ability to continue as a going concern for this reporting period, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date the financial statements were issued (July 12, 2018). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before July 12, 2019.
The Company’s revolver expires on August 31, 2018 and its term loan is due no later than April 18, 2019. As of May 31, 2018, the Company has no outstanding revolver borrowings, $28.0 million outstanding under its term loan, and has approximately $10 million of cash on hand. The Company believes it can fund its operational needs once its revolver expires on August 31, 2018 with its cash on hand and cash generated from operations, but will not be able to repay its term loan by April 18, 2019 absent other actions.
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
Operating Activities
Cash used in operating activities was $10.3 million and $0.8 million for the three-month periods ended May 31, 2017 and 2018. The decrease in cash used in operating activities is mostly due to timing differences in the settlement of certain accounts payable and accrued expenses, coupled with a decrease in cash paid for interest as a result of lower outstanding debt balances after the completion of the sale of KPWR-FM on August 1, 2017 and our St. Louis radio stations on April 30, 2018.

Investing Activities
Cash used in investing activities was $0.4 million for the three-month period ended May 31, 2017 compared to cash provided by investing activities of $60.0 million for the three-month periods ended May 31, 2018. During the three-month period ended May 31, 2018, we closed on the sale of four radio stations in St. Louis and received $60.0 million in proceeds. Capital expenditures were approximately $0.4 million in the prior year and were nominal in the current year. We expect capital expenditures to be approximately $0.7 million in the current fiscal year, compared to $1.8 million in fiscal 2018. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash on hand and cash generated from operating activities.
Financing Activities
Cash provided by financing activities was $1.5 million for the three-month period ended May 31, 2017 compared to cash used in financing activities of $53.7 million for the three-month period ended May 31, 2018. During the three-month period ended May 31, 2017, cash provided by financing activities related to net debt borrowings of $4.2 million, which were partially offset by $1.1 million of distributions paid to noncontrolling interests and $1.6 million of debt-related costs. During the three-month period ended May 31, 2018, cash used in financing activities related to net repayments of debt of $52.0 million and $1.7 million of distributions paid to noncontrolling interestss.
As of May 31, 2018, Emmis had $28.0 million of borrowings under the 2014 Credit Agreement and $62.5 million ($52.3 million related to 98.7FM in New York, $6.2 million related to Digonex, and $4.0 million related to NextRadio) of non-recourse debt. Borrowings under the 2014 Credit Agreement bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of May 31, 2018, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 9.0%. The non-recourse debt related to 98.7FM in New York bears interest at 4.1% per annum, the non-recourse debt related to Digonex bears interest at 5.0% per annum, and the non-recourse debt related to NextRadio bears interest at 6.0% per annum.
The debt service requirements of Emmis over the next twelve-month period are expected to be $30.2 million related to our 2014 Credit Agreement, as amended, ($28.0 million of principal repayments and $2.2 million of interest payments) and $8.7 million related to our 98.7FM non-recourse debt ($6.7 million of principal repayments and $2.0 million of interest payments). Digonex non-recourse debt ($6.2 million face amount, $6.0 million carrying amount as of May 31, 2018) is due in December 2020 and NextRadio non-recourse debt is due in December 2021. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2014 Credit Agreement debt bears interest at variable rates. The Company estimated interest payments for the 2014 Credit Agreement above by using the amounts outstanding under the 2014 Credit Agreement as of May 31, 2018 and the weighted average interest rate as of the same date.
At July 5, 2018, we had $20.0 million available for additional borrowing under our 2014 Credit Agreement. The revolver under our 2014 Credit Agreement expires on August 31, 2018. No letters of credit were outstanding. Availability under the 2014 Credit Agreement depends upon our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of May 31, 2018. As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis' 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.
Intangibles
As of May 31, 2018, approximately 71% of our total assets consisted of FCC broadcast licenses and goodwill, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.
Regulatory, Legal and Other Matters
Emmis is a party to various other legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

During the quarter ended August 31, 2017, Emmis filed suit against Hour Media Group, LLC ("Hour") for breach of the asset purchase agreement related to the February 28, 2017 sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. Hour filed a counterclaim against Emmis alleging that Emmis engaged in a series of actions that constitute a breach of the asset purchase agreement. The parties agreed to settle this dispute in May 2018. As part of the mutual settlement, all claims and counterclaims were dismissed with Emmis and Hour receiving $0.45 million and $0.2 million of the cash held in escrow, respectively. The Company recognized a loss of $0.2 million related to this settlement during the three months ended May 31, 2018 which is included in gain on sale of assets, net of disposition costs in the accompanying condensed consolidated financial statements.
Emmis filed suit against Illinois National Insurance Company (“INIC”) in 2015 related to INIC’s decision to not cover Emmis’ defense costs under Emmis’ directors and officers insurance policy in a lawsuit related to the Company’s preferred stock in which Emmis was the defendant (the “Prior Litigation”). On March 21, 2018, Emmis was granted summary judgment entitling it to coverage of its defense costs in the Prior Litigation, but the amount Emmis should recover has not yet been determined and all final decisions by the U.S. District Court are subject to appeal. A trial on damages is currently scheduled for the fall of 2018. Emmis incurred approximately $4.1 million of costs defending the Prior Litigation, subject to a $1.0 million deductible. Emmis is seeking to recover these costs plus applicable accrued interest less the applicable deductible from INIC. However, Emmis cannot reasonably estimate the amount or timing of such recovery.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of May 31, 2018 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended May 31, 2018, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended May 31, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
March 1, 2018 - March 31, 2018	4,230	$4.22	—	$—
April 1, 2018 - April 30, 2018	—	$—	—	$—
May 1, 2018 - May 31, 2018	10,261	$5.35	—	$—
	14,491		—
Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective July 7, 2016		8-K		3.1	7/7/2016
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.1	Change in Control Severance Agreement, dated as of March 1, 2018, by and between Emmis Operating Company and Jeffrey H. Smulyan ++		8-K		10.1	3/2/2018
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: July 12, 2018	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and Treasurer