Form 10-Q
period 2018-08-31
EMMIS COMMUNICATIONS CORP
filed 2018-10-11
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 4, 2018, was:

11,673,240	Shares of Class A Common Stock, $.01 Par Value
1,242,366	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2018	2017	2018
NET REVENUES	$42,848	$32,056	$83,012	$60,062
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $701, $581, $1,495 and $1,181, respectively	33,904	26,003	65,134	47,534
Corporate expenses excluding depreciation and amortization expense of $180, $198, $364 and $397, respectively	2,538	2,802	5,281	5,310
Depreciation and amortization	881	779	1,859	1,578
(Gain) loss on sale of assets, net of disposition costs	(76,706)	15	(76,706)	(32,052)
Loss on disposal of property and equipment	12	—	12	—
Total operating expenses	(39,371)	29,599	(4,420)	22,370
OPERATING INCOME	82,219	2,457	87,432	37,692
OTHER EXPENSE:
Interest expense	(4,548)	(1,715)	(9,214)	(4,356)
Loss on debt extinguishment	(2,523)	—	(2,523)	(771)
Other income, net	11	36	14	52
Total other expense	(7,060)	(1,679)	(11,723)	(5,075)
INCOME BEFORE INCOME TAXES	75,159	778	75,709	32,617
PROVISION FOR INCOME TAXES	4,394	346	4,372	7,946
CONSOLIDATED NET INCOME	70,765	432	71,337	24,671
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	808	805	1,647	1,559
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$69,957	$(373)	$69,690	$23,112

NET INCOME (LOSS) PER SHARE - BASIC	$5.69	$(0.03)	$5.67	$1.85
NET INCOME (LOSS) PER SHARE - DILUTED	$5.59	$(0.03)	$5.59	$1.71
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	12,292	12,522	12,287	12,521
Diluted	12,513	12,522	12,463	13,495

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2018	2017	2018
CONSOLIDATED NET INCOME	$70,765	$432	$71,337	$24,671
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	808	805	1,647	1,559
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$69,957	$(373)	$69,690	$23,112

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28, 2018	August 31, 2018
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,107	$7,150
Restricted cash	2,008	1,239
Accounts receivable, net	20,594	19,515
Prepaid expenses	3,234	4,793
Assets held for sale	26,170	160
Other current assets	3,680	1,365
Total current assets	59,793	34,222
PROPERTY AND EQUIPMENT, NET	26,601	24,913
INTANGIBLE ASSETS (NOTE 3):
Indefinite-lived intangibles	170,890	170,890
Goodwill	4,338	4,338
Other intangibles, net	1,053	906
Total intangible assets	176,281	176,134
OTHER ASSETS, NET	8,469	9,056
Total assets	$271,144	$244,325

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28, 2018	August 31, 2018
		(Unaudited)
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,394	$4,701
Current maturities of long-term debt	16,037	34,864
Accrued salaries and commissions	3,541	1,675
Deferred revenue	4,030	4,499
Other current liabilities	2,695	11,946
Total current liabilities	32,697	57,685
LONG-TERM DEBT, NET OF CURRENT MATURITIES AND UNAMORTIZED DISCOUNT (NOTE 4)	122,849	51,953
OTHER NONCURRENT LIABILITIES	5,932	6,324
DEFERRED INCOME TAXES	31,403	27,506
Total liabilities	192,881	143,468
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A common stock, $.01 par value; authorized 42,500,000 shares; issued and outstanding 11,649,440 shares at February 28, 2018 and 11,669,490 shares at August 31, 2018	116	117
Class B common stock, $.01 par value; authorized 7,500,000 shares; issued and outstanding 1,142,366 shares at February 28, 2018 and 1,242,366 at August 31, 2018	11	12
Additional paid-in capital	594,708	595,353
Accumulated deficit	(547,252)	(524,140)
Total shareholders’ equity	47,583	71,342
NONCONTROLLING INTERESTS	30,680	29,515
Total equity	78,263	100,857
Total liabilities and equity	$271,144	$244,325

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2018	11,649,440	$116	1,142,366	$11	$594,708	$(547,252)	$30,680	$78,263
Net income						23,112	1,559	24,671
Issuance of common stock to employees and officers	(30,875)	—	100,000	1	514			515
Exercise of stock options	50,835	1			131			132
Distributions to noncontrolling interests							(2,724)	(2,724)
Balance, August 31, 2018	11,669,400	$117	1,242,366	$12	$595,353	$(524,140)	$29,515	$100,857

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Six Months Ended August 31,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$71,337	$24,671
Adjustments to reconcile consolidated net income to net cash used in operating activities -
Gain on sale of assets, net of disposition costs	(76,706)	(32,052)
Depreciation and amortization	1,859	1,578
Amortization of debt discount	1,466	800
Noncash accretion of debt	371	41
Loss on debt extinguishment	2,523	771
Impairment of assets held for sale	—	205
Provision for bad debts	636	684
Provision (benefit) for deferred income taxes	1,400	(3,897)
Noncash compensation	1,396	901
Loss on disposal of property and equipment	12	—
Changes in assets and liabilities -
Accounts receivable	394	395
Prepaid expenses and other current assets	(96)	78
Other assets	(196)	(586)
Accounts payable and accrued liabilities	(12,955)	(5,255)
Deferred revenue	1,161	1,041
Income taxes	(107)	9,327
Other liabilities	713	335
Net cash used in operating activities	(6,792)	(963)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(838)	(105)
Proceeds from the sale of assets	79,968	60,000
Net cash provided by investing activities	79,130	59,895

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Six Months Ended August 31,
	2017	2018

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(88,774)	(56,179)
Proceeds from long-term debt	13,690	2,500
Debt-related costs	(1,636)	—
Distributions to noncontrolling interests	(2,254)	(2,724)
Proceeds from the exercise of stock options	61	131
Settlement of tax withholding obligations on stock issued to employees	(218)	(386)
Net cash used in financing activities	(79,131)	(56,658)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,793)	2,274
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	13,672	6,115
End of period	$6,879	$8,389
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$8,321	$3,280
Cash paid for (refund from) income taxes, net	(19)	349
Noncash financing transactions-
Stock issued to employees and directors	1,393	901

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
August 31, 2018
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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at August 31, 2018, the results of its operations for the three-month and six-month periods ended August 31, 2017 and 2018, and cash flows for the six-month periods ended August 31, 2017 and 2018.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018 that have had a material impact on our condensed consolidated financial statements and related notes.
Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2017 and 2018 consisted of stock options and restricted stock awards. The following table sets forth the calculation of basic and diluted net income (loss) per share:

	For the three months ended
	August 31, 2017			August 31, 2018
	Net Income	Shares	Net Income Per Share	Net Loss	Shares	Net Loss Per Share
	(amounts in 000’s, except per share data)
Basic net income (loss) per common share:
Net income (loss) available to common shareholders	$69,957	12,292	$5.69	$(373)	12,522	$(0.03)
Impact of equity awards	—	221		—	—
Diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$69,957	12,513	$5.59	$(373)	12,522	$(0.03)

	For the six months ended
	August 31, 2017			August 31, 2018
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$69,690	12,287	$5.67	$23,112	12,521	$1.85
Impact of equity awards	—	176	—	—	974	—
Diluted net income per common share:
Net income available to common shareholders	$69,690	12,463	$5.59	$23,112	13,495	$1.71

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the three months ended August 31,		For the six months ended August 31,
	2017	2018	2017	2018
	(shares in 000’s )
Equity awards	1,960	1,929	2,276	876
Antidilutive common share equivalents	1,960	1,929	2,276	876

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
On April 30, 2018, Emmis closed on the sale of substantially all of its radio station assets in St. Louis. The St. Louis stations were operated pursuant to LMAs from March 1, 2018 through April 30, 2018. The buyers of the stations paid LMA fees totaling $0.7 million during the period, which was recognized as a component of net revenues in the accompanying condensed consolidated statements of operations for the six-month period ending August 31, 2018.
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

	For the three months ended August 31,		For the six months ended August 31,
	2017	2018	2017	2018
Net revenues	$2,583	$2,583	$5,166	$5,166
Station operating expenses, excluding depreciation and amortization expense	296	299	589	596
Interest expense	656	592	1,328	1,201

Assets and liabilities of 98.7FM as of February 28, 2018 and August 31, 2018 were as follows:

	As of February 28,	As of August 31,
	2018	2018
Current assets:
Restricted cash	$1,358	$1,239
Prepaid expenses	448	419
Other current assets	31	159
Total current assets	1,837	1,817
Noncurrent assets:
Property and equipment, net	208	198
Indefinite lived intangibles	46,390	46,390
Deposits and other	6,543	6,456
Total noncurrent assets	53,141	53,044
Total assets	$54,978	$54,861
Current liabilities:
Accounts payable and accrued expenses	$18	$19
Current maturities of long-term debt	6,587	6,864
Deferred revenue	835	864
Other current liabilities	184	173
Total current liabilities	7,624	7,920
Noncurrent liabilities:
Long-term debt, net of current portion and unamortized debt discount	45,632	42,259
Total noncurrent liabilities	45,632	42,259
Total liabilities	$53,256	$50,179

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the same amounts shown in the condensed consolidated statements of cash flows.

	As of February 28,	As of August 31,
	2018	2018
Cash and cash equivalents	$4,107	$7,150
Restricted cash:
98.7FM LMA restricted cash	1,358	1,239
Cash held in escrow from sale of magazines restricted cash	650	—
Total cash, cash equivalents and restricted cash	$6,115	$8,389
As of August 31, 2018, restricted cash relates to cash on deposit in trust accounts related to our 98.7FM LMA in New York City that services long-term debt. During the six months ended August 31, 2018, Emmis settled its dispute with Hour Media related to Hour's purchase of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. Cash was released from escrow in May 2018 and is no longer classified as restricted. See Note 9 for more discussion.
Noncontrolling Interests
The Company follows Accounting Standards Codification paragraph 810-10-65-1 to report the noncontrolling interests related to our Austin radio partnership and Digonex Technologies Inc., a dynamic pricing business (hereinafter "Digonex"). We have a 50.1% controlling interest in our Austin radio partnership. We do not own any of the common equity of Digonex, but we consolidate the entity because we control its board of directors via rights granted in convertible preferred stock and convertible debt that we own. As of August 31, 2018, Emmis owns rights that are convertible into approximately 84% of Digonex's common equity.

Noncontrolling interests represent the noncontrolling interest holders' proportionate share of the equity of the Austin radio partnership and Digonex. Noncontrolling interests are adjusted for the noncontrolling interest holders' proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. Below is a summary of the noncontrolling interest activity for the six months ended August 31, 2017 and 2018:

	Austin radio partnership	Digonex	Total noncontrolling interests
Balance, February 28, 2017	$46,830	$(13,909)	$32,921
Net income (loss)	3,151	(1,504)	1,647
Distributions to noncontrolling interests	(2,254)	—	(2,254)
Balance, August 31, 2017	$47,727	$(15,413)	$32,314

Balance, February 28, 2018	$47,424	$(16,744)	$30,680
Net income (loss)	2,743	(1,184)	1,559
Distributions to noncontrolling interests	(2,724)	—	(2,724)
Balance, August 31, 2018	$47,443	$(17,928)	$29,515

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended August 31, 2017 and 2018:

	Six Months Ended August 31,
	2017	2018
Risk-Free Interest Rate:	1.7% - 1.9%	2.6% - 2.8%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.4	4.9
Expected Volatility:	52.9% - 53.6%	51.3% - 53.2%

The following table presents a summary of the Company’s stock options outstanding at August 31, 2018, and stock option activity during the six months ended August 31, 2018 (“Price” reflects the weighted average exercise price per share; "Aggregate Intrinsic Value" dollars in thousands):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	2,691,329	$4.66
Granted	259,000	4.64
Exercised	50,835	2.58
Forfeited	—	—
Expired	39,495	8.98
Outstanding, end of period	2,859,999	4.64	6.4	$4,161
Exercisable, end of period	2,190,495	4.98	5.6	$3,099

Cash received from option exercises for the six months ended August 31, 2017 and 2018 was $0.1 million. The Company did not record an income tax benefit relating to the options exercised during the six months ended August 31, 2017 or 2018.
The weighted average per share grant date fair value of options granted during the six months ended August 31, 2017 and 2018, was $1.24 and $2.27, respectively.
A summary of the Company’s nonvested options at August 31, 2018, and changes during the six months ended August 31, 2018, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	691,114	$2.10
Granted	259,000	2.27
Vested	280,610	3.30
Forfeited	—	—
Nonvested, end of period	669,504	1.67

There were 2.0 million shares available for future grants under the Company’s various equity plans (1.7 million shares under the 2017 Equity Compensation Plan and 0.3 million shares under other plans) at August 31, 2018, not including shares that may become available for future grants upon forfeiture, lapse or surrender for taxes.
The vesting dates of outstanding options at August 31, 2018 range from January 2019 to July 2021, and expiration dates range from March 2019 to July 2028.

Restricted Stock Awards
The Company periodically grants restricted stock awards to directors and employees. Awards to directors were historically granted on the date of our annual meeting of shareholders and vested on the earlier of (i) the completion of the director’s 3-year term or (ii) the third anniversary of the date of grant. No such awards were made to directors at our last annual meeting of shareholders. Awards to employees are typically made pursuant to employment agreements. Restricted stock award grants are granted out of the Company’s 2017 Equity Compensation Plan. The Company also awards, out of the Company’s 2017 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares may be immediately lapsed on the grant date.
The following table presents a summary of the Company’s restricted stock grants outstanding at August 31, 2018, and restricted stock activity during the six months ended August 31, 2018 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	353,394	$3.05
Granted	160,114	4.56
Vested (restriction lapsed)	173,401	3.52
Grants outstanding, end of period	340,107	3.52

The total grant date fair value of shares vested during the six months ended August 31, 2017 and 2018, was $0.6 million.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense recognized by the Company during the three and six months ended August 31, 2017 and 2018. The Company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2018	2017	2018
Station operating expenses	$177	$72	$326	$143
Corporate expenses	530	366	1,070	758
Stock-based compensation expense included in operating expenses	$707	$438	$1,396	$901

As of August 31, 2018, there was $1.4 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.7 years.

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
Excluding amounts classified as held for sale as of February 28, 2018, the carrying amounts of the Company’s FCC licenses were $170.9 million as of February 28, 2018 and August 31, 2018. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test.

During the six months ended August 31, 2018, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in additional impairment charges in future periods.
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
Valuation of Goodwill
The carrying amounts of the Company's goodwill, all of which were attributable to our radio division, were $4.3 million as of February 28, 2018 and August 31, 2018. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. The Company conducts its impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company generally uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units, with radio stations grouped by market. Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. Management believes this methodology for valuing radio properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit's goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations.
Definite-lived intangibles
The following table presents the weighted-average useful life at August 31, 2018, and the gross carrying amount and accumulated amortization for our sole definite-lived intangible asset at February 28, 2018 and August 31, 2018:

		As of February 28, 2018			As of August 31, 2018
		(in 000's, except years)
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Programming agreement	3.1	2,154	1,101	1,053	2,154	1,248	906
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

Total amortization expense from definite-lived intangibles for the six-month periods ended August 31, 2017 and 2018 was $0.2 million and $0.1 million, respectively. The following table presents the Company's estimate of future amortization expense for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
Remainder of 2019	$147
2020	294
2021	294
2022	171

Note 4. Long-term Debt
Long-term debt was comprised of the following at February 28, 2018 and August 31, 2018:

	February 28, 2018	August 31, 2018
2014 Credit Agreement debt :
Revolver	$9,000	$—
Term Loan	69,451	28,000
Total 2014 Credit Agreement debt	78,451	28,000
98.7FM non-recourse debt	53,919	50,691
Other non-recourse debt (1)	9,992	10,033
Less: Current maturities	(16,037)	(34,864)
Less: Unamortized original issue discount	(3,476)	(1,907)
Total long-term debt	$122,849	$51,953

(1) The face value of other non-recourse debt was $10.2 million at February 28, 2018 and August 31, 2018

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
The 2014 Credit Agreement consists of remaining balances of a term loan ($69.5 million and $28.0 million as of February 28, 2018 and August 31, 2018, respectively). Our revolving credit facility, which had a maximum commitment of $20.0 million, expired on August 31, 2018. The revolving credit facility included a sub-facility for the issuance of up to $5.0 million of letters of credit. No letters of credit were outstanding during the periods presented in the accompanying condensed consolidated financial statements.
The term loan is due not later than April 18, 2019. The Company is not required to make scheduled principal payments under the term loan prior to this date. Amounts outstanding under the 2014 Credit Agreement bear interest, at the Company’s option, at either (i) the Alternate Base Rate (but not less than 2.00%) plus 6.00% or (ii) the Adjusted LIBO Rate plus 7.00%. Effective July 18, 2018, any principal payments on the term loans must be accompanied by a fee to the lenders equal to 2% of the amount being repaid. In addition, on each ninety day anniversary after July 18, 2018, such fee increases by an additional 0.5% and the interest rate on amounts outstanding increases by 0.5%. The weighted average borrowing rate of amounts outstanding related to the 2014 Credit Agreement was 8.7% and 9.1% at February 28, 2018 and August 31, 2018, respectively.
Our 2014 Credit Agreement debt is carried net of an unamortized original issue discount of $0.3 million as of August 31, 2018. The original issue discount is being amortized as additional interest expense over the life of the 2014 Credit Agreement.
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

The 2014 Credit Agreement requires the Company to comply with certain financial and non-financial covenants. The Company is required to comply with a Total Leverage Ratio covenant of 4.00:1.00. We were in compliance with all financial and non-financial covenants as of August 31, 2018. Our Total Leverage Ratio (as defined in the 2014 Credit Agreement and related amendments) requirement and actual amount as of August 31, 2018 were as follows:

As of August 31, 2018
	Covenant Requirement	Actual Results
Total Leverage Ratio	4.00 : 1.00	2.79 : 1.00
98.7FM Non-recourse Debt
On May 30, 2012, the Company, through wholly-owned, newly-created subsidiaries, issued $82.2 million of non-recourse notes. Teachers Insurance and Annuity Association of America, through a participation agreement with Wells Fargo Bank Northwest, National Association, is entitled to receive payments made on the notes. The notes are obligations only of the newly-created subsidiaries, are non-recourse to the rest of the Company and its subsidiaries, and are secured by the assets of the newly-created subsidiaries, including the payments made to the newly-created subsidiary related to the 98.7FM LMA, which are guaranteed by Disney Enterprises, Inc. The notes bear interest at 4.1%. The 98.7FM non-recourse notes are carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $1.7 million and $1.6 million as of February 28, 2018 and August 31, 2018, respectively, is being amortized as additional interest expense over the life of the notes.
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
NextRadio, LLC has issued $4.0 million of notes payable. As of August 31, 2018, the notes accrue interest at 6.0%. The first interest payment on these notes was due on August 15, 2018. As of October 11, 2018, NextRadio, LLC has not made any interest payments to the lender. Although there are no penalties for nonpayment of interest, the lender, at its election, may convert the notes and all unpaid interest to senior preferred equity of NextRadio, LLC's parent entity, TagStation, LLC. The notes mature on December 23, 2021 and are to be repaid through revenues generated by enhanced advertisement revenues earned by NextRadio, LLC. If any portion of the notes remains unpaid at maturity, the lender also has the option to exchange the notes for senior preferred equity of TagStation, LLC. These notes are obligations of NextRadio, LLC and TagStation, LLC and are non-recourse to the rest of Emmis' subsidiaries.
Based on amounts outstanding at August 31, 2018, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

		98.7FM Non-recourse Debt	Other Non-recourse Debt
Year ended February 28 (29),	Term Loan			Total Payments
Remainder of 2019	$—	$3,359	$—	$3,359
2020	28,000	7,150	—	35,150
2021	—	7,755	—	7,755
2022	—	8,394	6,239	14,633
2023	—	9,069	4,000	13,069
Thereafter	—	14,964	—	14,964
Total	$28,000	$50,691	$10,239	$88,930

Note 5. Liquidity and Going Concern

Pursuant to ASC Topic 205-40, Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the Company’s ability to continue as a going concern for this reporting period, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date the financial statements were issued (October 11, 2018). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before October 11, 2019.
The Company’s revolver expired on August 31, 2018 and its term loan is due no later than April 18, 2019. As of August 31, 2018, the Company has $28.0 million outstanding under its term loan, and has approximately $7 million of cash on hand. The Company believes it can fund its future operational needs with its cash on hand and cash generated from operations, but will not be able to repay its term loan by April 18, 2019 absent other actions.
Management is currently exploring a number of options that would allow the Company to repay its term loan by April 18, 2019. Management believes that it is probable that it will refinance its remaining term loan under the 2014 Credit Agreement prior to April 18, 2019. The Company has successfully refinanced its credit agreement debt many times in the past. Recent asset sales and associated term loan repayments have significantly reduced the Company’s leverage ratio, which management believes has enhanced its ability to refinance the debt. Management is also exploring several alternatives that would further reduce our term loan obligations and enhance our ability to refinance, including securing additional investors in our TagStation business or otherwise reducing our cash burn from that business, and the sale of WLIB-AM in New York City and other assets.
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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2018 and August 31, 2018. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of August 31, 2018
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
- 2014 Credit Agreement debt: As of August 31, 2018, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $27.6 million and $28.0 million, respectively. The Company's estimate of fair value was based on non-exchange quoted prices of this instrument and is considered a Level 2 measurement.
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
Circulation
Circulation revenue includes revenues for Indianapolis Monthly purchased by readers or distributors. Single copy newsstand sales are recognized when the monthly magazine is distributed, net of provisions for related returns. Circulation revenues from digital and home delivery subscriptions are recognized over the subscription period as the performance obligations are delivered.
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
Disaggregation of revenue
The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2018	2017	2018
	(Dollars in thousands)
Revenue by Source:
Advertising	$25,482	$19,117	$54,439	$37,892
Circulation	99	93	209	195
Nontraditional	8,763	6,393	11,251	8,361
LMA Fees	3,004	2,582	5,587	5,884
Digital	2,772	1,291	5,800	2,491
Other	2,728	2,580	5,726	5,239
Total net revenues	$42,848	$32,056	$83,012	$60,062

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

Three Months Ended August 31, 2018	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$30,731	$897	$428	$32,056
Station operating expenses excluding and depreciation and amortization expense	22,660	1,009	2,334	26,003
Corporate expenses excluding depreciation and amortization expense	—	—	2,802	2,802
Depreciation and amortization	549	5	225	779
Loss on sale of assets, including disposition costs	15	—	—	15
Operating income (loss)	$7,507	$(117)	$(4,933)	$2,457

Three Months Ended August 31, 2017	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$41,764	$846	$238	$42,848
Station operating expenses excluding LMA fees and depreciation and amortization expense	29,881	1,104	2,919	33,904
Corporate expenses excluding depreciation and amortization expense	—	—	2,538	2,538
Depreciation and amortization	676	5	200	881
(Gain) loss on sale of assets, net of disposition costs	(76,745)	39	—	(76,706)
Loss on disposal of fixed assets	—	12	—	12
Operating income (loss)	$87,952	$(314)	$(5,419)	$82,219

Six Months Ended August 31, 2018	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$57,115	$2,170	$777	$60,062
Station operating expenses excluding depreciation and amortization expense	40,353	2,208	4,973	47,534
Corporate expenses excluding depreciation and amortization expense	—	—	5,310	5,310
Depreciation and amortization	1,119	10	449	1,578
(Gain) loss on sale of assets, net of disposition costs	(32,383)	331	—	(32,052)
Operating income (loss)	$48,026	$(379)	$(9,955)	$37,692

Six Months Ended August 31, 2017	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$80,470	$1,990	$552	$83,012
Station operating expenses excluding depreciation and amortization expense	56,015	2,459	6,660	65,134
Corporate expenses excluding depreciation and amortization expense	—	—	5,281	5,281
Depreciation and amortization	1,444	10	405	1,859
(Gain) loss on sale of assets, net of disposition costs	(76,745)	39	—	(76,706)
Loss on disposal of property and equipment	—	12	—	12
Operating income (loss)	$99,756	$(530)	$(11,794)	$87,432

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 28, 2018	$249,044	$1,293	$20,807	$271,144
As of August 31, 2018	$221,784	$616	$21,925	$244,325

Note 9. Regulatory, Legal and Other Matters
Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
During the quarter ended August 31, 2017, Emmis filed suit against Hour Media Group, LLC ("Hour") for breach of the asset purchase agreement related to the February 28, 2017 sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. Hour filed a counterclaim against Emmis alleging that Emmis engaged in a series of actions that constitute a breach of the asset purchase agreement. The parties agreed to settle this dispute in May 2018. As part of the mutual settlement, all claims and counterclaims were dismissed with Emmis and Hour receiving $0.45 million and $0.2 million of the cash held in escrow, respectively. The Company recognized a loss of $0.2 million related to this settlement during the six months ended August 31, 2018, which is included in gain on sale of assets, net of disposition costs in the accompanying condensed consolidated financial statements.
Emmis filed suit against Illinois National Insurance Company (“INIC”) in 2015 related to INIC’s decision to not cover Emmis’ defense costs under Emmis’ directors and officers insurance policy in a lawsuit related to the Company’s preferred stock in which Emmis was the defendant (the “Prior Litigation”). On March 21, 2018, Emmis was granted summary judgment entitling it to coverage of its defense costs in the Prior Litigation. On October 10, 2018, Emmis and INIC agreed that the amount of Emmis' damages are $3.5 million. While we expect the District Court to enter a final judgment in this matter in the near term, INIC has stated its intention to appeal the District Court's summary judgment determination that the insurance policy covers Emmis' defense costs. Accordingly, Emmis cannot estimate the amount or timing of a recovery, if any.

Note 10. Income Taxes
Our effective income tax rate was 6% and 24% for the six-month periods ended August 31, 2017 and 2018, respectively. The Company estimates its effective tax rate for the year, which incorporates the reversal of a portion of the valuation allowance, and applies that rate to pre-tax income for the applicable period. This methodology is primarily responsible for the difference between the effective rate and statutory rate, particularly in the prior year, which included the sale of KPWR in Los Angeles and the related reversal of a significant portion of our valuation allowance. Our current year rate is also impacted by the reduction in the Federal Statutory rate from 35% to 21% upon passage of the Tax Cuts and Jobs Act (the "Tax Act").
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
The St. Louis radio stations were operated pursuant to LMAs from March 1, 2018 through the closing of the transactions. Entercom and Hubbard paid LMA fees to Emmis totaling $0.7 million during the period. These fees are included in our results of operations as net revenues for the six-month period ended August 31, 2018.
In connection with the sale of our St. Louis stations, the Company recorded $1.2 million of restructuring charges related to the involuntary termination of employees and estimated cease-use costs related to our leased St. Louis office facility, net of estimated sublease rentals. These charges are included in the gain on sale of assets, net of disposition costs in the accompanying condensed consolidated financial statements. The table below summarizes the activity related to our restructuring charge for the three-month and six-month periods ended August 31, 2018.

	Three months ended	Six months ended
	August 31, 2018	August 31, 2018
Restructuring charges and estimated lease cease-use costs, beginning balance	$1,131	$—
Restructuring charges and estimated lease cease-use costs- St. Louis radio stations sale	—	1,178
Payments, net of accretion	(79)	(126)
Restructuring charges and estimated lease cease-use costs unpaid and outstanding	1,052	1,052
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

	For the three months ended August 31,		For the six months ended August 31,
	2017	2018	2017	2018
Net revenues	$6,269	$—	$12,756	$725
Station operating expenses (recoveries), excluding depreciation and amortization expense	4,841	(310)	9,739	693
Depreciation and amortization	140	—	279	—
Gain on sale of assets, net of disposition costs	—	—	—	(32,383)
Operating income	1,288	310	2,738	32,415
Interest expense	849	—	1,633	592
Income before income taxes	439	310	1,105	31,823
Unaudited pro forma summary information is presented below for the three-month and six-month periods ended August 31, 2017 and 2018, assuming the August 1, 2017 sale of KPWR-FM, the April 30, 2018 sale of our St. Louis radio stations and the related mandatory debt repayments of these sales had occurred on the first day of the pro forma periods presented below. See Note 7 of our 10-K for the year ending February 28, 2018 for more discussion of the sale of KPWR-FM.

	For the three months ended August 31, (unaudited)		For the six months ended August 31, (unaudited)
	2017	2018	2017	2018
Net revenues	$34,182	$32,056	$62,445	$59,337
Station operating expenses, excluding depreciation and amortization expense	26,434	26,304	48,374	46,834
Consolidated net income	1,076	590	1,283	1,389
Net income (loss) attributable to the Company	268	(215)	(364)	(170)
Net income (loss) per share - basic	$0.02	$(0.02)	$(0.03)	$(0.01)
Net income (loss) per share - diluted	$0.02	$(0.02)	$(0.03)	$(0.01)
Emmis retained ownership of two radio transmission towers in St. Louis subsequent to the sale of our radio stations and expects to sell these towers within twelve months. These towers are classified as held for sale as of August 31, 2018. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. During the quarter ended August 31, 2018, Emmis determined that the carrying value of these assets exceeded their fair value less cost to sell. As such, the Company recorded a loss of $0.2 million to reduce the carrying value of these assets, which is included in station operating expenses excluding depreciation and amortization expense in the accompanying condensed consolidated statements of operations. This is considered a Level 3 measurement. The carrying amounts of major classes of assets classified as held for sale related to our St. Louis radio stations as of February 28, 2018 and August 31, 2018 were as follows:

	As of February 28, 2018	As of August 31, 2018
Property and equipment, net	1,340	160
Indefinite-lived intangibles	24,758	—
Other intangibles, net	72	—

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

The following table summarizes the sources of our revenues for the three-month and six-month periods ended August 31, 2017 and 2018. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to our TagStation and Digonex businesses, network revenues and barter. We sold KPWR-FM in Los Angeles on August 1, 2017 and our four radio stations in St. Louis on April 30, 2018. These sales impact the comparability of the three-month and six-month periods ended August 31, 2017 to the three-month and six-month periods ended August 31, 2018.

	Three Months Ended August 31,				Six Months Ended August 31,
	2017	% of Total	2018	% of Total	2017	% of Total	2018	% of Total
	(Dollars in thousands)
Net revenues:
Local	$21,263	49.6%	$16,056	50.1%	$45,483	54.8%	$32,132	53.5%
National	4,179	9.8%	2,776	8.7%	8,787	10.6%	5,273	8.8%
Political	40	0.1%	285	0.9%	169	0.2%	487	0.8%
Publication Sales	99	0.2%	93	0.3%	209	0.3%	195	0.3%
Non Traditional	8,763	20.5%	6,393	19.9%	11,251	13.6%	8,361	13.9%
LMA Fees	3,004	7.0%	2,582	8.1%	5,587	6.7%	5,884	9.8%
Digital	2,772	6.5%	1,291	4.0%	5,800	7.0%	2,491	4.1%
Other	2,728	6.3%	2,580	8.0%	5,726	6.8%	5,239	8.8%
Total net revenues	$42,848		$32,056		$83,012		$60,062

As previously mentioned, we derive approximately two-thirds of our net revenues from advertising sales. In the six-month period ended August 31, 2018, local sales, excluding political revenues, represented approximately 85% of the advertising revenues for our radio division.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 61% of our radio division’s total advertising net revenues for the six-month periods ended August 31, 2017 and 2018. The automotive industry was the largest category for our radio division for the six-month periods ended August 31, 2017 and 2018, representing approximately 10% and 11% of our radio net revenues, respectively.
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
SIGNIFICANT TRANSACTIONS
On August 1, 2017, Emmis sold KPWR-FM in Los Angeles. On April 30, 2018, Emmis sold its four radio stations in St. Louis. Unaudited pro forma summary information is presented below for the three-month and six-month periods ended August 31, 2017 and 2018, assuming these sales and the related mandatory debt repayments of these sales had occurred on the first day of the proforma periods presented below. See Note 7 of our 10-K for the year ending February 28, 2018 for more discussion of the sale of KPWR-FM and see Note 11 of this report for more discussion of the sale of our radio stations in St. Louis.

	For the three months ended August 31, (unaudited)		For the six months ended August 31, (unaudited)
	2017	2018	2017	2018
Net revenues	$34,182	$32,056	$62,445	$59,337
Station operating expenses, excluding depreciation and amortization expense	26,434	26,304	48,374	46,834
Consolidated net income	1,076	590	1,283	1,389
Net income (loss) attributable to the Company	268	(215)	(364)	(170)
Net income (loss) per share - basic	$0.02	$(0.02)	$(0.03)	$(0.01)
Net income (loss) per share - diluted	$0.02	$(0.02)	$(0.03)	$(0.01)

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
For the past several months, Emmis and other companies in the radio industry have been working diligently to form a consortium that would own and operate the NextRadio and TagStation businesses. The participating companies envisioned using their collective scale and resources to build an attribution platform for the radio industry that would have provided the common language and measurement that radio advertisers are demanding.  Unfortunately, the consortium has not been formed and these efforts appear to have been unsuccessful.  Because Emmis is unwilling and unable to continue to fund the NextRadio and TagStation businesses as they are currently structured, we plan to dramatically reduce the operations of these businesses and explore other means of eliminating the operating losses from these businesses in the coming months.
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
The results of our radio operations are heavily dependent on the results of our stations in the New York market, which account for approximately 40% of our radio net revenues. Some of our competitors operate larger station clusters and are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 5.6% for the six months ended August 31, 2018, as compared to the same period of the prior year. During this period, revenues for our New York cluster were down 6.6%.
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
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of August 31, 2018, we have recorded approximately $175.2 million in goodwill and FCC licenses, which represents approximately 72% of our total assets.
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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.4 million and $0.2 million for employee healthcare claims as of February 28, 2018 and August 31, 2018, respectively. The Company also maintains large deductible programs (ranging from $10 thousand to $2 million per occurrence) for general liability, property, director and officer liability, crime, fiduciary liability, workers’ compensation, employment liability, automotive liability and media liability claims.

Results of Operations for the Three-Month and Six-Month Periods Ended August 31, 2018, Compared to August 31, 2017
Net revenues:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$41,764	$30,731	$(11,033)	(26.4)%	$80,470	$57,115	$(23,355)	(29.0)%
Publishing	846	897	51	6.0%	1,990	2,170	180	9.0%
Emerging Technologies	238	428	190	79.8%	552	777	225	40.8%
Total net revenues	$42,848	$32,056	$(10,792)	(25.2)%	$83,012	$60,062	$(22,950)	(27.6)%
Radio net revenues were down for the three-month and six-month periods ended August 31, 2018 mostly due to the sale of KPWR-FM on August 1, 2017 and the sale of our St. Louis stations on April 30, 2018. Excluding the effects of radio station sales, our radio net revenues would have been down approximately 7.2% and 5.9% for the three-month and six-month periods ended August 31, 2018, respectively.
We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets decreased 4.8% for the six-month period ended August 31, 2018, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 5.4% for the six-month period ended August 31, 2018, as compared to the same period of the prior year. Our performance exceeded the market average in Indianapolis, but we lagged the market averages in New York and Austin. Our underperformance in New York was entirely attributable to lower ticket revenues for our largest concert, Summer Jam, which occurred in June. Poor weather on the day of the concert negatively impacted ticket sales.
Publishing net revenues increased slightly during the three-month and six-month periods ended August 31, 2018 due to an improvement in advertising sales.
Emerging technologies net revenues, which primarily relate to licensing fees of our TagStation software and pricing services provided by Digonex, increased during the three-month and six-month periods ended August 31, 2018. Both TagStation and Digonex contributed to this growth.
Station operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$29,881	$22,660	$(7,221)	(24.2)%	$56,015	$40,353	$(15,662)	(28.0)%
Publishing	1,104	1,009	(95)	(8.6)%	2,459	2,208	(251)	(10.2)%
Emerging Technologies	2,919	2,334	(585)	(20.0)%	6,660	4,973	(1,687)	(25.3)%
Total station operating expenses excluding depreciation and amortization expense	$33,904	$26,003	$(7,901)	(23.3)%	$65,134	$47,534	$(17,600)	(27.0)%
The decrease in station operating expenses excluding depreciation and amortization expense for our radio division for the three-month and six-month periods ended August 31, 2018 is due to the sale of KPWR-FM on August 1, 2017 and the sale of our radio stations in St. Louis on April 30, 2018. Excluding the effects of radio station sales, our radio station operating expenses excluding depreciation and amortization expense would have been up approximately 2.3% and 0.9% for the three-month and six-month periods ending August 31, 2018, respectively.
Operating expenses excluding depreciation and amortization expense for publishing for the three-month and six-month periods ended August 31, 2018 decreased mostly due to lower employee health care claims experience and general business insurance costs.
Station operating expenses excluding depreciation and amortization expense for emerging technologies decreased during the three-month period ended August 31, 2018 mostly due to an effort to control overall discretionary spending, which included a reduction in promotional spending and other general overhead costs. The decrease for the six-month period ended August 31, 2018 is due to discretionary spending reductions as well as two nonrecurring charges in the same period of the prior year, including (i) NextRadio funding $0.65 million of its obligation to Sprint with the proceeds of a third party loan, and (ii) Emmis contributing $0.3 million to NextRadio, which was remitted to Sprint in connection with the final payment to Sprint.
Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$2,538	$2,802	$264	10.4%	$5,281	$5,310	$29	0.5%
Corporate expenses excluding depreciation and amortization expense increased during the three-month period ended August 31, 2018 mostly due to professional fees associated with a potential refinancing of the Company's 2014 Credit Agreement debt.

Depreciation and amortization:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$676	$549	$(127)	(18.8)%	$1,444	$1,119	$(325)	(22.5)%
Publishing	5	5	—	—%	10	10	—	—%
Corporate & Emerging Technologies	200	225	25	12.5%	405	449	44	10.9%
Total depreciation and amortization	$881	$779	$(102)	(11.6)%	$1,859	$1,578	$(281)	(15.1)%
The decrease in radio depreciation and amortization expense for the three-month and six-month periods ended August 31, 2018 is related to the sale of KPWR-FM on August 1, 2017 and our radio stations in St. Louis on April 30, 2018.
Corporate & Emerging Technologies depreciation and amortization expense for the three-month and six-month periods ended August 31, 2018 was up slightly due to depreciation of new equipment placed into service in fiscal 2018.
(Gain) loss on sale of assets, net of disposition costs:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
(Gain) loss on sale of assets, net of disposition costs:
Radio	$(76,745)	15	$76,760	N/A	(76,745)	(32,383)	$44,362	N/A
Publishing	39	—	(39)	N/M	39	331	292	N/A
Total (gain) loss on sale of assets, net of disposition costs	$(76,706)	$15	$76,721	N/M	$(76,706)	$(32,052)	$44,654	N/A
During the six-month period ended August 31, 2018, the Company sold its four radio stations in St. Louis for $60.0 million in cash and recognized a $32.4 million gain on the sale of these stations. The loss on sale of publishing assets during this period relates to the settlement of our dispute with Hour Media and the related legal fees incurred.
During the three-month period ended August 31, 2017, the Company sold KPWR-FM in Los Angeles and recorded a $76.7 million gain on sale of assets, net of disposition costs.
Operating income:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$87,952	$7,507	$(80,445)	(91.5)%	$99,756	$48,026	$(51,730)	(51.9)%
Publishing	(314)	(117)	197	62.7%	(530)	(379)	151	28.5%
Corporate & Emerging Technologies	(5,419)	(4,933)	486	9.0%	(11,794)	(9,955)	1,839	15.6%
Total operating income:	$82,219	$2,457	$(79,762)	(97.0)%	$87,432	$37,692	$(49,740)	(56.9)%
Radio operating income decreased for the three-month and six-month periods ended August 31, 2018 due to the gains recorded in connection with the sale of radio stations in both years. During the three months ended August 31, 2017, we recorded a $76.7 million gain on the sale of KPWR-FM in Los Angeles. We recorded a $32.4 million gain on the sale of our radio stations in St. Louis during the six months ended August 31, 2018. Excluding these gains, radio operating income would have decreased $3.7 million and $7.4 million during the three-month and six-month periods ending August 31, 2018, mostly due to declining revenues as discussed above.
Publishing operating income increased slightly during the three-month and six-month periods ended August 31, 2018 due to better overall advertising sales performance of Indianapolis Monthly coupled with lower insurance expense during the periods.
Corporate and emerging technologies operating loss decreased during the three-month period ended August 31, 2018 mostly due to a reduction in emerging technology discretionary spending. Corporate and emerging technologies operating loss decreased during the six-month period ended August 31, 2018 due to discretionary spending reductions, coupled with two nonrecurring items in the same period of the prior year, as discussed above.
Interest expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(4,548)	$(1,715)	$2,833	(62.3)%	$(9,214)	$(4,356)	$4,858	(52.7)%
Interest expense decreased in the three-month and six-month periods ended August 31, 2018 mostly due lower debt outstanding as compared to the same period of the prior year. On August 1, 2017, the Company sold KPWR-FM and repaid approximately $73.6 million of term loans. On April 30, 2018, the Company sold radio stations in St. Louis and repaid approximately $41.5 million of term loans. The weighted-average interest rate of debt outstanding under our 2014 Credit Agreement was 8.2% and 9.1% at August 31, 2017 and 2018, respectively.
Loss on debt extinguishment:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(2,523)	$—	$2,523	N/A	$(2,523)	$(771)	$1,752	N/A
In connection with required term loan repayments associated with the sale of our radio stations in St. Louis in the current year and KPWR-FM in Los Angeles in the prior year, the Company wrote-off a pro rata portion of the unamortized debt discount outstanding attributable to the retired term loans.
Provision for income taxes:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$4,394	$346	$(4,048)	(92.1)%	$4,372	$7,946	$3,574	N/M
Our effective income tax rate was 6% and 24% for the six-month periods ended August 31, 2017 and 2018, respectively. The Company estimates its effective tax rate for the year, which incorporates the reversal of a portion of the valuation allowance, and applies that rate to pre-tax income for the applicable period. This methodology is primarily responsible for the difference between the effective rate and statutory rate, particularly in the prior year, which included the sale of KPWR in Los Angeles and the related reversal of a significant portion of our valuation allowance.

Consolidated net income:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$70,765	$432	$(70,333)	N/M	$71,337	$24,671	$(46,666)	(65.4)%
Consolidated net income for the three-month period ended August 31, 2017 and the six-month periods ended August 31, 2017 and 2018 mostly consist of the gains recorded on the sale of radio stations, net of taxes as previously discussed.

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
At August 31, 2018, we had cash and cash equivalents of $7.2 million and net working capital of $(23.5) million. At February 28, 2018, we had cash and cash equivalents of $4.1 million and net working capital of $27.1 million. The decrease in net working capital is largely due to an increase of current maturities associated with our 2014 Credit Agreement debt, coupled with the sale of our St. Louis radio assets, which were classified as current assets held for sale as of February 28, 2018.
Pursuant to ASC Topic 205-40, Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the Company’s ability to continue as a going concern for this reporting period, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date the financial statements were issued (October 11, 2018). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before October 11, 2019.
The Company’s revolver expired on August 31, 2018 and its term loan is due no later than April 18, 2019. As of August 31, 2018, the Company had $28.0 million outstanding under its term loan, and has approximately $7 million of cash on hand. The Company believes it can fund its operational needs with its cash on hand and cash generated from operations, but will not be able to repay its term loan by April 18, 2019 absent other actions.
Management is currently exploring a number of options that would allow the Company to repay its term loan by April 18, 2019. Management believes that it is probable that it will refinance its remaining term loan under the 2014 Credit Agreement prior to April 18, 2019. The Company has successfully refinanced its credit agreement debt many times in the past. Recent asset sales and associated term loan repayments have significantly reduced the Company’s leverage ratio, which management believes has enhanced its ability to refinance the debt. Management is also exploring several alternatives that would further reduce our term loan obligations and enhance our ability to refinance, including securing additional investors in our TagStation business or otherwise reducing our cash burn from that business, and the sale of WLIB-AM in New York City and other assets.
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
Operating Activities
Cash used in operating activities was $6.8 million and $1.0 million for the six-month periods ended August 31, 2017 and 2018. The decrease in cash used in operating activities is mostly due to timing differences in the settlement of certain accounts payable and accrued expenses coupled with a decrease in cash paid for interest as a result of lower outstanding debt balances after the completion of the sale of KPWR-FM on August 1, 2017 and our St. Louis radio stations on April 30, 2018.

Investing Activities
Cash provided by investing activities was $79.1 million and $59.9 million for the six-month periods ended August 31, 2017 and 2018, respectively. During the six-month period ended August 31, 2018, we closed on the sale of four radio stations in St. Louis and received $60.0 million in proceeds. Capital expenditures for the six-month period ended August 31, 2018 were approximately $0.1 million. During the six-month period ended August 31, 2017, we closed on the sale of KPWR-FM and received $80.0 million in proceeds. Capital expenditures for the six-month period ended August 31, 2017 were approximately $0.8 million. We expect capital expenditures to be approximately $0.7 million in the current fiscal year, compared to $1.8 million in fiscal 2018. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash on hand and cash generated from operating activities.
Financing Activities
Cash used in financing activities was $79.1 million and $56.7 million for the six-month periods ended August 31, 2017 and 2018, respectively. During the six-month period ended August 31, 2017, cash used in financing activities mostly related to net debt repayments of $75.1 million, distributions paid to noncontrolling interests of $2.3 million, and debt-related costs of $1.6 million. During the six-month period ended August 31, 2018, cash used in financing activities mostly related to net repayments of debt of $53.7 million and distributions paid to noncontrolling interests of $2.7 million.
As of August 31, 2018, Emmis had $28.0 million of borrowings under the 2014 Credit Agreement and $60.9 million ($50.7 million related to 98.7FM in New York, $6.2 million related to Digonex, and $4.0 million related to NextRadio) of non-recourse debt. Borrowings under the 2014 Credit Agreement bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of August 31, 2018, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 9.1%. The non-recourse debt related to 98.7FM in New York bears interest at 4.1% per annum, the non-recourse debt related to Digonex bears interest at 5.0% per annum, and the non-recourse debt related to NextRadio bears interest at 6.0% per annum.
The debt service requirements of Emmis over the next twelve-month period are expected to be $29.7 million related to our 2014 Credit Agreement, as amended, ($28.0 million of principal repayments and $1.7 million of interest payments) and $8.9 million related to our 98.7FM non-recourse debt ($6.9 million of principal repayments and $2.0 million of interest payments). Digonex non-recourse debt ($6.2 million face amount, $6.0 million carrying amount as of August 31, 2018) is due in December 2020 and NextRadio non-recourse debt is due in December 2021. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2014 Credit Agreement debt bears interest at variable rates. The Company estimated interest payments for the 2014 Credit Agreement above by using the amounts outstanding under the 2014 Credit Agreement as of August 31, 2018 and the weighted average interest rate as of the same date.
The revolver under our 2014 Credit Agreement expired on August 31, 2018. No letters of credit were outstanding. We are required to comply with certain operating covenants and financial ratios under the 2014 Credit Agreement. Emmis was in compliance with these covenants as of August 31, 2018. As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis' 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.
Intangibles
As of August 31, 2018, approximately 72% of our total assets consisted of FCC broadcast licenses and goodwill, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.
Regulatory, Legal and Other Matters
Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

During the quarter ended August 31, 2017, Emmis filed suit against Hour Media Group, LLC ("Hour") for breach of the asset purchase agreement related to the February 28, 2017 sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. Hour filed a counterclaim against Emmis alleging that Emmis engaged in a series of actions that constitute a breach of the asset purchase agreement. The parties agreed to settle this dispute in May 2018. As part of the mutual settlement, all claims and counterclaims were dismissed with Emmis and Hour receiving $0.45 million and $0.2 million of the cash held in escrow, respectively. The Company recognized a loss of $0.2 million related to this settlement during the six months ended August 31, 2018 which is included in gain on sale of assets, net of disposition costs in the accompanying condensed consolidated financial statements.
Emmis filed suit against Illinois National Insurance Company (“INIC”) in 2015 related to INIC’s decision to not cover Emmis’ defense costs under Emmis’ directors and officers insurance policy in a lawsuit related to the Company’s preferred stock in which Emmis was the defendant (the “Prior Litigation”). On March 21, 2018, Emmis was granted summary judgment entitling it to coverage of its defense costs in the Prior Litigation. On October 10, 2018, Emmis and INIC agreed that the amount of Emmis' damages are $3.5 million. While we expect the District Court to enter a final judgment in this matter in the near term, INIC has stated its intention to appeal the District Court's summary judgment determination that the insurance policy covers Emmis' defense costs. Accordingly, Emmis cannot estimate the amount or timing of a recovery, if any.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of August 31, 2018 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended August 31, 2018, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended August 31, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
June 1, 2018 - June 30, 2018	—	$—	—	$—
July 1, 2018 - July 31, 2018	18,522	$4.91	—	$—
August 1, 2018 - August 31, 2018	44,766	$4.96	—	$—
	63,288		—
Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective July 7, 2016		8-K		3.1	7/7/2016
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
10.1	Employment Agreement with Jeffrey H. Smulyan effective as of June 29, 2018 ++		8-K		10.1	6/29/2018
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: October 11, 2018	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and Treasurer