Form 10-Q
period 2018-11-30
EMMIS COMMUNICATIONS CORP
filed 2019-01-10
CIK 783005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2018

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 3, 2019, was:

11,779,513	Shares of Class A Common Stock, $.01 Par Value
1,242,366	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2018	2017	2018
NET REVENUES	$35,345	$30,323	$118,357	$90,385
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $700, $612, $2,195 and $1,793, respectively	27,986	23,971	93,120	71,505
Corporate expenses excluding depreciation and amortization expense of $180, $194, $544 and $591, respectively	2,500	2,297	7,781	7,607
Depreciation and amortization	880	806	2,739	2,384
Loss (gain) on sale of assets, net of disposition costs	46	235	(76,660)	(31,817)
Loss on disposal of property and equipment	1	57	13	57
Total operating expenses	31,413	27,366	26,993	49,736
OPERATING INCOME	3,932	2,957	91,364	40,649
OTHER EXPENSE:
Interest expense	(3,000)	(1,546)	(12,214)	(5,902)
Loss on debt extinguishment	(139)	—	(2,662)	(771)
Other income, net	10	40	24	92
Total other expense	(3,129)	(1,506)	(14,852)	(6,581)
INCOME BEFORE INCOME TAXES	803	1,451	76,512	34,068
PROVISION (BENEFIT) FOR INCOME TAXES	371	(98)	4,743	7,848
CONSOLIDATED NET INCOME	432	1,549	71,769	26,220
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	711	837	2,358	2,396
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(279)	$712	$69,411	$23,824

NET (LOSS) INCOME PER SHARE - BASIC	$(0.02)	$0.06	$5.63	$1.90
NET (LOSS) INCOME PER SHARE - DILUTED	$(0.02)	$0.05	$5.53	$1.77
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	12,347	12,609	12,321	12,565
Diluted	12,347	13,425	12,554	13,486

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2018	2017	2018
CONSOLIDATED NET INCOME	$432	$1,549	$71,769	$26,220
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	711	837	2,358	2,396
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(279)	$712	$69,411	$23,824

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 28, 2018	November 30, 2018
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,107	$8,616
Restricted cash	2,008	1,359
Accounts receivable, net	20,594	21,563
Prepaid expenses	3,234	3,901
Assets held for sale	26,170	—
Other current assets	3,680	1,538
Total current assets	59,793	36,977
PROPERTY AND EQUIPMENT, NET	26,601	23,869
INTANGIBLE ASSETS (NOTE 3):
Indefinite-lived intangibles	170,890	170,890
Goodwill	4,338	4,338
Other intangibles, net	1,053	833
Total intangible assets	176,281	176,061
OTHER ASSETS, NET	8,469	8,899
Total assets	$271,144	$245,806

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	February 28, 2018	November 30, 2018
		(Unaudited)
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,394	$5,406
Current maturities of long-term debt	16,037	35,006
Accrued salaries and commissions	3,541	2,882
Deferred revenue	4,030	3,793
Other current liabilities	2,695	12,544
Total current liabilities	32,697	59,631
LONG-TERM DEBT, NET OF CURRENT MATURITIES AND UNAMORTIZED DISCOUNT (NOTE 4)	122,849	50,362
OTHER NONCURRENT LIABILITIES	5,932	6,250
DEFERRED INCOME TAXES	31,403	27,677
Total liabilities	192,881	143,920
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A common stock, $.01 par value; authorized 42,500,000 shares; issued and outstanding 11,649,440 shares at February 28, 2018 and 11,777,013 shares at November 30, 2018	116	118
Class B common stock, $.01 par value; authorized 7,500,000 shares; issued and outstanding 1,142,366 shares at February 28, 2018 and 1,242,366 at November 30, 2018	11	12
Additional paid-in capital	594,708	595,900
Accumulated deficit	(547,252)	(523,428)
Total shareholders’ equity	47,583	72,602
NONCONTROLLING INTERESTS	30,680	29,284
Total equity	78,263	101,886
Total liabilities and equity	$271,144	$245,806

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance, February 28, 2018	11,649,440	$116	1,142,366	$11	$594,708	$(547,252)	$30,680	$78,263
Net income						23,824	2,396	26,220
Issuance of common stock to employees and officers	(14,095)	—	100,000	1	849			850
Exercise of stock options	141,668	2			343			345
Distributions to noncontrolling interests							(3,792)	(3,792)
Balance, November 30, 2018	11,777,013	$118	1,242,366	$12	$595,900	$(523,428)	$29,284	$101,886

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Nine Months Ended November 30,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$71,769	$26,220
Adjustments to reconcile consolidated net income to net cash used in operating activities -
Gain on sale of assets, net of disposition costs	(76,660)	(31,817)
Depreciation and amortization	2,739	2,384
Amortization of debt discount	2,011	1,000
Noncash accretion of debt	474	62
Loss on debt extinguishment	2,662	771
Impairment of long-lived assets	—	509
Provision for bad debts	743	684
Provision for deferred income taxes	1,881	(3,726)
Noncash compensation	2,016	1,288
Loss on disposal of property and equipment	13	57
Changes in assets and liabilities -
Accounts receivable	2,467	(1,653)
Prepaid expenses and other current assets	576	786
Other assets	(483)	(429)
Accounts payable and accrued liabilities	(11,521)	(3,578)
Deferred revenue	109	335
Income taxes	(129)	10,046
Other liabilities	(2,092)	141
Net cash (used in) provided by operating activities	(3,425)	3,080
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,191)	(155)
Proceeds from the sale of assets	80,130	60,171
Net cash provided by investing activities	78,939	60,016

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Nine Months Ended November 30,
	2017	2018

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(98,281)	(57,850)
Proceeds from long-term debt	20,690	2,500
Debt-related costs	(1,636)	—
Distributions to noncontrolling interests	(3,556)	(3,792)
Proceeds from the exercise of stock options	131	343
Settlement of tax withholding obligations on stock issued to employees	(275)	(437)
Net cash used in financing activities	(82,927)	(59,236)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,413)	3,860
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	13,672	6,115
End of period	$6,259	$9,975
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$10,558	$4,464
Cash paid for (refund from) income taxes, net	2,178	(467)
Noncash financing transactions-
Stock issued to employees and directors	2,016	1,288

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)
November 30, 2018
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
In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at November 30, 2018, the results of its operations for the three-month and nine-month periods ended November 30, 2017 and 2018, and cash flows for the nine-month periods ended November 30, 2017 and 2018.
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018 that have had a material impact on our condensed consolidated financial statements and related notes.
Basic and Diluted Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2017 and 2018 consisted of stock options and restricted stock awards. The following table sets forth the calculation of basic and diluted net income (loss) per share:

	For the three months ended
	November 30, 2017			November 30, 2018
	Net Loss	Shares	Net Loss Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income (loss) per common share:
Net income (loss) available to common shareholders	$(279)	12,347	$(0.02)	$712	12,609	$0.06
Impact of equity awards	—	—		—	816
Diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$(279)	12,347	$(0.02)	$712	13,425	$0.05

	For the nine months ended
	November 30, 2017			November 30, 2018
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$69,411	12,321	$5.63	$23,824	12,565	$1.90
Impact of equity awards	—	233	—	—	921	—
Diluted net income per common share:
Net income available to common shareholders	$69,411	12,554	$5.53	$23,824	13,486	$1.77

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the three months ended November 30,		For the nine months ended November 30,
	2017	2018	2017	2018
	(shares in 000’s )
Equity awards	1,703	1,159	1,948	913
Antidilutive common share equivalents	1,703	1,159	1,948	913

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
On April 30, 2018, Emmis closed on the sale of substantially all of its radio station assets in St. Louis. The St. Louis stations were operated pursuant to LMAs from March 1, 2018 through April 30, 2018. The buyers of the stations paid LMA fees totaling $0.7 million during the period, which was recognized as a component of net revenues in the accompanying condensed consolidated statements of operations for the nine-month period ending November 30, 2018.
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

	For the three months ended November 30,		For the nine months ended November 30,
	2017	2018	2017	2018
Net revenues	$2,582	$2,582	$7,748	$7,748
Station operating expenses, excluding depreciation and amortization expense	293	305	882	901
Interest expense	640	574	1,968	1,775

Assets and liabilities of 98.7FM as of February 28, 2018 and November 30, 2018 were as follows:

	As of February 28,	As of November 30,
	2018	2018
Current assets:
Restricted cash	$1,358	$1,359
Prepaid expenses	448	407
Other current assets	31	249
Total current assets	1,837	2,015
Noncurrent assets:
Property and equipment, net	208	192
Indefinite lived intangibles	46,390	46,390
Deposits and other	6,543	6,355
Total noncurrent assets	53,141	52,937
Total assets	$54,978	$54,952
Current liabilities:
Accounts payable and accrued expenses	$18	$18
Current maturities of long-term debt	6,587	7,006
Deferred revenue	835	864
Other current liabilities	184	167
Total current liabilities	7,624	8,055
Noncurrent liabilities:
Long-term debt, net of current portion and unamortized debt discount	45,632	40,513
Total noncurrent liabilities	45,632	40,513
Total liabilities	$53,256	$48,568

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the same amounts shown in the condensed consolidated statements of cash flows.

	As of February 28,	As of November 30,
	2018	2018
Cash and cash equivalents	$4,107	$8,616
Restricted cash:
98.7FM LMA restricted cash	1,358	1,359
Cash held in escrow from sale of magazines restricted cash	650	—
Total cash, cash equivalents and restricted cash	$6,115	$9,975
As of November 30, 2018, restricted cash relates to cash on deposit in trust accounts related to our 98.7FM LMA in New York City that services long-term debt. During the nine months ended November 30, 2018, Emmis settled its dispute with Hour Media related to Hour's purchase of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. Cash was released from escrow in May 2018 and is no longer classified as restricted. See Note 9 for more discussion.
Noncontrolling Interests
The Company follows Accounting Standards Codification paragraph 810-10-65-1 to report the noncontrolling interests related to our Austin radio partnership and Digonex Technologies Inc., a dynamic pricing business (hereinafter "Digonex"). We have a 50.1% controlling interest in our Austin radio partnership. We do not own any of the common equity of Digonex, but we consolidate the entity because we control its board of directors via rights granted in convertible preferred stock and convertible debt that we own. As of November 30, 2018, Emmis owns rights that are convertible into approximately 84% of Digonex's common equity.

Noncontrolling interests represent the noncontrolling interest holders' proportionate share of the equity of the Austin radio partnership and Digonex. Noncontrolling interests are adjusted for the noncontrolling interest holders' proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. Below is a summary of the noncontrolling interest activity for the nine months ended November 30, 2017 and 2018:

	Austin radio partnership	Digonex	Total noncontrolling interests
Balance, February 28, 2017	$46,830	$(13,909)	$32,921
Net income (loss)	4,602	(2,244)	2,358
Distributions to noncontrolling interests	(3,556)	—	(3,556)
Balance, November 30, 2017	$47,876	$(16,153)	$31,723

Balance, February 28, 2018	$47,424	$(16,744)	$30,680
Net income (loss)	4,132	(1,736)	2,396
Distributions to noncontrolling interests	(3,792)	—	(3,792)
Balance, November 30, 2018	$47,764	$(18,480)	$29,284

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
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.
The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements, but believes that the implementation will result in an increase in assets and liabilities associated with operating leases. However, the Company does not believe the adoption of this guidance will have a material impact on its consolidated statement of operations.
This guidance will be effective for the Company as of March 1, 2019 and the Company plans to adopt this guidance on that date. The Company plans to elect the available practical expedients as described in Accounting Standards Update 2016-02 upon adoption. Successful implementation of the new accounting guidance for leases is dependent on a number of factors, including the completion of the Company's analysis of its lease portfolio. The Company believes it is on schedule to implement this guidance by the required date.
In July 2018, the accounting guidance was further modified to provide for an additional transition method which allows entities to: (i) apply the new lease requirements at the effective date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption; (ii) continue to report comparative periods presented in the financial statements in the period of adoption under current U.S. generally accepted accounting principles (GAAP); and (iii) provide the required disclosures under current U.S. GAAP for all periods presented under current U.S. GAAP. The Company plans to adopt the amended accounting guidance using this transition method.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended November 30, 2017 and 2018:

	Nine Months Ended November 30,
	2017	2018
Risk-Free Interest Rate:	1.7% - 2.0%	2.6% - 2.8%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.4	4.9
Expected Volatility:	52.9% - 53.9%	51.3% - 53.2%

The following table presents a summary of the Company’s stock options outstanding at November 30, 2018, and stock option activity during the nine months ended November 30, 2018 (“Price” reflects the weighted average exercise price per share; "Aggregate Intrinsic Value" dollars in thousands):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	2,691,329	$4.66
Granted	259,000	4.64
Exercised	141,668	2.42
Forfeited	—	—
Expired	43,245	8.92
Outstanding, end of period	2,765,416	4.71	6.2	$1,722
Exercisable, end of period	2,095,912	5.09	5.4	$1,275

Cash received from option exercises for the nine months ended November 30, 2017 and 2018 was $0.1 million and $0.3 million, respectively. The Company did not record an income tax benefit relating to the options exercised during the nine months ended November 30, 2017 or 2018.
The weighted average per share grant date fair value of options granted during the nine months ended November 30, 2017 and 2018, was $1.25 and $2.27, respectively.
A summary of the Company’s nonvested options at November 30, 2018, and changes during the nine months ended November 30, 2018, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	691,114	$2.10
Granted	259,000	2.27
Vested	280,610	3.30
Forfeited	—	—
Nonvested, end of period	669,504	1.67
There were 2.0 million shares available for future grants under the Company’s various equity plans (1.7 million shares under the 2017 Equity Compensation Plan and 0.3 million shares under other plans) at November 30, 2018, not including shares that may become available for future grants upon forfeiture, lapse or surrender for taxes.
The vesting dates of outstanding options at November 30, 2018 range from January 2019 to July 2021, and expiration dates range from March 2019 to July 2028.

Restricted Stock Awards
The Company periodically grants restricted stock awards to directors and employees. Awards to directors were historically granted on the date of our annual meeting of shareholders and vested on the earlier of (i) the completion of the director’s 3-year term or (ii) the third anniversary of the date of grant. No such awards were made to directors at our last annual meeting of shareholders. Awards to employees are typically made pursuant to employment agreements. Restricted stock awards are granted out of the Company’s 2017 Equity Compensation Plan. The Company also awards, out of the Company’s 2017 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares may be immediately lapsed on the grant date.
The following table presents a summary of the Company’s restricted stock grants outstanding at November 30, 2018, and restricted stock activity during the nine months ended November 30, 2018 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	353,394	$3.05
Granted	188,645	4.53
Vested (restriction lapsed)	201,932	3.64
Grants outstanding, end of period	340,107	3.52

The total grant date fair value of shares vested during the nine months ended November 30, 2017 and 2018, was $0.6 million and $0.7 million, respectively.

Recognized Non-Cash Compensation Expense
The following table summarizes stock-based compensation expense recognized by the Company during the three and nine months ended November 30, 2017 and 2018. The Company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2018	2017	2018
Station operating expenses	$94	$69	$420	$212
Corporate expenses	526	318	1,596	1,076
Stock-based compensation expense included in operating expenses	$620	$387	$2,016	$1,288

As of November 30, 2018, there was $1.2 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

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
Excluding amounts classified as held for sale as of February 28, 2018, the carrying amounts of the Company’s FCC licenses were $170.9 million as of February 28, 2018 and November 30, 2018. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the nine months ended November 30, 2018, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in additional impairment charges in future periods.
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
Valuation of Goodwill
The carrying amounts of the Company's goodwill, all of which were attributable to our radio division, were $4.3 million as of February 28, 2018 and November 30, 2018. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. The Company conducts its impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company generally uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units, with radio stations grouped by market. Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. Management believes this methodology for valuing radio properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit's goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations.
Definite-lived intangibles
The following table presents the weighted-average useful life at November 30, 2018, and the gross carrying amount and accumulated amortization for our sole definite-lived intangible asset at February 28, 2018 and November 30, 2018:

		As of February 28, 2018			As of November 30, 2018
		(in 000's, except years)
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Programming agreement	2.8	2,154	1,101	1,053	2,154	1,321	833
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
Total amortization expense from definite-lived intangibles for the nine-month periods ended November 30, 2017 and 2018 was $0.3 million and $0.2 million, respectively. The following table presents the Company's estimate of future amortization expense for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
Remainder of 2019	$74
2020	294
2021	294
2022	171

Note 4. Long-term Debt
Long-term debt was comprised of the following at February 28, 2018 and November 30, 2018:

	February 28, 2018	November 30, 2018
2014 Credit Agreement debt :
Revolver	$9,000	$—
Term Loan	69,451	28,000
Total 2014 Credit Agreement debt	78,451	28,000
98.7FM non-recourse debt	53,919	49,020
Other non-recourse debt (1)	9,992	10,054
Less: Current maturities	(16,037)	(35,006)
Less: Unamortized original issue discount	(3,476)	(1,706)
Total long-term debt	$122,849	$50,362

(1) The face value of other non-recourse debt was $10.2 million at February 28, 2018 and November 30, 2018

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
The 2014 Credit Agreement consists of remaining balances of a term loan ($69.5 million and $28.0 million as of February 28, 2018 and November 30, 2018, respectively). Our revolving credit facility, which had a maximum commitment of $20.0 million, expired on August 31, 2018. The revolving credit facility included a sub-facility for the issuance of up to $5.0 million of letters of credit. No letters of credit were outstanding during the periods presented in the accompanying condensed consolidated financial statements.
The term loan is due not later than April 18, 2019. The Company is not required to make scheduled principal payments under the term loan prior to this date. Amounts outstanding under the 2014 Credit Agreement bear interest, at the Company’s option, at either (i) the Alternate Base Rate (but not less than 2.00%) plus 6.00% or (ii) the Adjusted LIBO Rate plus 7.00%. Effective July 18, 2018, any principal payments on the term loans must be accompanied by a fee to the lenders equal to 2% of the amount being repaid. In addition, on each ninety day anniversary after July 18, 2018, such fee increases by an additional 0.5% and the interest rate on amounts outstanding increases by 0.5%. The weighted average borrowing rate of amounts outstanding related to the 2014 Credit Agreement was 8.7% and 9.9% at February 28, 2018 and November 30, 2018, respectively.
Our 2014 Credit Agreement debt is carried net of an unamortized original issue discount of $0.2 million as of November 30, 2018. The original issue discount is being amortized as additional interest expense over the life of the 2014 Credit Agreement.
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
The 2014 Credit Agreement requires the Company to comply with certain financial and non-financial covenants. The Company is required to comply with a Total Leverage Ratio covenant of 4.00:1.00. We were in compliance with all financial and non-financial covenants as of November 30, 2018. Our Total Leverage Ratio (as defined in the 2014 Credit Agreement and related amendments) requirement and actual amount as of November 30, 2018 were as follows:

As of November 30, 2018
	Covenant Requirement	Actual Results
Total Leverage Ratio	4.00 : 1.00	2.37 : 1.00
98.7FM Non-recourse Debt
On May 30, 2012, the Company, through wholly-owned, newly-created subsidiaries, issued $82.2 million of non-recourse notes. Teachers Insurance and Annuity Association of America, through a participation agreement with Wells Fargo Bank Northwest, National Association, is entitled to receive payments made on the notes. The notes are obligations only of the newly-created subsidiaries, are non-recourse to the rest of the Company and its subsidiaries, and are secured by the assets of the newly-created subsidiaries, including the payments made to the newly-created subsidiary related to the 98.7FM LMA, which are guaranteed by Disney Enterprises, Inc. The notes bear interest at 4.1%. The 98.7FM non-recourse notes are carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $1.7 million and $1.5 million as of February 28, 2018 and November 30, 2018, respectively, is being amortized as additional interest expense over the life of the notes.
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

NextRadio, LLC has issued $4.0 million of notes payable. As of November 30, 2018, the notes accrue interest at 6.0%. The first interest payment on these notes was due on August 15, 2018. As of Janury 10, 2019, NextRadio, LLC has not made any interest payments to the lender. Although there are no penalties for nonpayment of interest, the lender, at its election, may convert the notes and all unpaid interest to senior preferred equity of NextRadio, LLC's parent entity, TagStation, LLC. The lender has given notice of its intent to convert the notes to senior preferred equity of TagStation, LLC, but the steps required to effect this conversion as defined in the loan agreement have not yet been completed. These notes are obligations of NextRadio, LLC and TagStation, LLC and are non-recourse to the rest of Emmis' subsidiaries. TagStation, LLC and Next Radio, LLC have never achieved profitability, with their losses having expanded in recent years as a result of investments in data attribution capabilities.  During the quarter ended November 30, 2018, Emmis decided to cease further investments in TagStation, LLC and NextRadio, LLC.  As a result, these businesses have reduced the scale of their operations to absolute minimum functionality, terminated the employment of virtually all of their employees and are exploring strategic alternatives.
Based on amounts outstanding at November 30, 2018, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

		98.7FM Non-recourse Debt	Other Non-recourse Debt
Year ended February 28 (29),	Term Loan			Total Payments
Remainder of 2019	$—	$1,688	$—	$1,688
2020	28,000	7,150	—	35,150
2021	—	7,755	6,239	13,994
2022	—	8,394	4,000	12,394
2023	—	9,069	—	9,069
Thereafter	—	14,964	—	14,964
Total	$28,000	$49,020	$10,239	$87,259

Note 5. Liquidity and Going Concern

Pursuant to ASC Topic 205-40, Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the Company’s ability to continue as a going concern for this reporting period, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date the financial statements were issued (January 10, 2019). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before January 10, 2020.
The Company’s revolver expired on August 31, 2018 and its term loan is due no later than April 18, 2019. As of November 30, 2018, the Company has $28.0 million outstanding under its term loan, and has approximately $9 million of cash on hand. The Company believes it can fund its future operational needs with its cash on hand and cash generated from operations, but will not be able to repay its term loan by April 18, 2019 absent other actions.
Management is currently exploring a number of options that would allow the Company to repay its term loan by April 18, 2019. Management believes that it is probable that it will refinance its remaining term loan under the 2014 Credit Agreement prior to April 18, 2019. The Company has successfully refinanced its credit agreement debt many times in the past. Recent asset sales and associated term loan repayments have significantly reduced the Company’s leverage ratio. Additionally, dramatic cost reductions recently enacted within our emerging technologies operations improves our profitability prospectively. Management believes these actions have enhanced our ability to refinance our term loan. Management is also exploring several alternatives that would further reduce our term loan obligations and our ability to refinance, including the sale of WLIB-AM in New York City and other assets.
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
Recurring Fair Value Measurements
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2018 and November 30, 2018. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of November 30, 2018
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
- 2014 Credit Agreement debt: As of November 30, 2018, the fair value and carrying value, excluding original issue discount, of the Company's 2014 Credit Agreement debt was $27.7 million and $28.0 million, respectively. The Company's estimate of fair value was based on non-exchange quoted prices of this instrument and is considered a Level 2 measurement.
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
Nontraditional
Nontraditional revenues principally consist of ticket sales and sponsorship of events our stations and magazine conduct in their local markets. These revenues are recognized when our performance obligations are fulfilled, which generally coincides with the occurrence of the related event.
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

Disaggregation of revenue
The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2018	2017	2018
	(Dollars in thousands)
Revenue by Source:
Advertising	$24,005	$20,773	$78,444	$58,665
Circulation	103	93	312	288
Nontraditional	3,580	3,113	14,831	11,474
LMA Fees	2,582	2,583	8,169	8,467
Digital	2,350	1,466	8,150	3,957
Other	2,725	2,295	8,451	7,534
Total net revenues	$35,345	$30,323	$118,357	$90,385

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

Three Months Ended November 30, 2018	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$28,728	$1,177	$418	$30,323
Station operating expenses excluding and depreciation and amortization expense	19,015	1,176	3,780	23,971
Corporate expenses excluding depreciation and amortization expense	—	—	2,297	2,297
Depreciation and amortization	590	4	212	806
Loss on sale of assets, including disposition costs	235	—	—	235
Loss on disposal of property and equipment	57	—	—	57
Operating income (loss)	$8,831	$(3)	$(5,871)	$2,957

Three Months Ended November 30, 2017	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$33,980	$1,129	$236	$35,345
Station operating expenses excluding LMA fees and depreciation and amortization expense	23,933	1,131	2,922	27,986
Corporate expenses excluding depreciation and amortization expense	—	—	2,500	2,500
Depreciation and amortization	675	4	201	880
Loss on sale of assets, net of disposition costs	—	46	—	46
Loss on disposal of property and equipment	—	1	—	1
Operating income (loss)	$9,372	$(53)	$(5,387)	$3,932

Nine Months Ended November 30, 2018	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$85,843	$3,347	$1,195	$90,385
Station operating expenses excluding depreciation and amortization expense	59,368	3,384	8,753	71,505
Corporate expenses excluding depreciation and amortization expense	—	—	7,607	7,607
Depreciation and amortization	1,709	14	661	2,384
(Gain) loss on sale of assets, net of disposition costs	(32,148)	331	—	(31,817)
Loss on disposal of property and equipment	57	—	—	57
Operating income (loss)	$56,857	$(382)	$(15,826)	$40,649

Nine Months Ended November 30, 2017	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$114,450	$3,119	$788	$118,357
Station operating expenses excluding depreciation and amortization expense	79,948	3,590	9,582	93,120
Corporate expenses excluding depreciation and amortization expense	—	—	7,781	7,781
Depreciation and amortization	2,119	14	606	2,739
(Gain) loss on sale of assets, net of disposition costs	(76,745)	85	—	(76,660)
Loss on disposal of property and equipment	—	13	—	13
Operating income (loss)	$109,128	$(583)	$(17,181)	$91,364

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 28, 2018	$249,044	$1,293	$20,807	$271,144
As of November 30, 2018	$222,598	$862	$22,346	$245,806

Note 9. Regulatory, Legal and Other Matters
Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.
During the quarter ended August 31, 2017, Emmis filed suit against Hour Media Group, LLC ("Hour") for breach of the asset purchase agreement related to the February 28, 2017 sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. Hour filed a counterclaim against Emmis alleging that Emmis engaged in a series of actions that constitute a breach of the asset purchase agreement. The parties agreed to settle this dispute in May 2018. As part of the mutual settlement, all claims and counterclaims were dismissed with Emmis and Hour receiving $0.45 million and $0.2 million of the cash held in escrow, respectively. The Company recognized a loss of $0.2 million related to this settlement during the nine months ended November 30, 2018, which is included in gain on sale of assets, net of disposition costs in the accompanying condensed consolidated financial statements.
Emmis filed suit against Illinois National Insurance Company (“INIC”) in 2015 related to INIC’s decision to not cover Emmis’ defense costs under Emmis’ directors and officers insurance policy in a lawsuit related to the Company’s preferred stock in which Emmis was the defendant (the “Prior Litigation”). On March 21, 2018, Emmis was granted summary judgment entitling it to coverage of its defense costs in the Prior Litigation. On October 10, 2018, Emmis and INIC agreed that the amount of Emmis' damages are $3.5 million. On November 7, 2018, INIC appealed the District Court's summary judgment determination that the insurance policy covers Emmis' defense costs. Accordingly, Emmis cannot estimate the amount or timing of a recovery, if any.

Note 10. Income Taxes
Our effective income tax rate was 6% and 23% for the nine-month periods ended November 30, 2017 and 2018, respectively. The Company estimates its effective tax rate for the year, which incorporates the reversal of a portion of the valuation allowance, and applies that rate to pre-tax income for the applicable period. This methodology is primarily responsible for the difference between the effective rate and statutory rate, particularly in the prior year, which included the sale of KPWR in Los Angeles and the related reversal of a significant portion of our valuation allowance. Our current year rate is also impacted by the reduction in the Federal Statutory rate from 35% to 21% upon passage of the Tax Cuts and Jobs Act (the "Tax Act").
Any further technical corrections or other forms of guidance addressing the Tax Act, as well as regulatory or governmental actions, could result in adjustments to our accounting for the effects of the Tax Act.

Note 11. Other Significant Events
Sale of St. Louis radio stations
On April 30, 2018, Emmis closed on its sale of substantially all of the assets of its radio stations in St. Louis in two separate transactions. In one transaction, Emmis sold the assets of KSHE-FM and KPNT-FM to affiliates of Hubbard Radio. In the other transaction, Emmis sold the assets of KFTK-FM and KNOU-FM to affiliates of Entercom Communications Corp. At closing, Emmis received aggregate gross proceeds of $60.0 million. After deducting estimated taxes payable and transaction-related expenses, net proceeds totaled approximately $40.5 million and were used to repay term loan indebtedness under Emmis’ senior credit facility. The taxes payable as a result of the transactions are not required to be remitted to the applicable taxing authority until May 2019, so we repaid amounts outstanding under our revolver and we plan to hold excess cash on our balance sheet to enhance our liquidity position until we remit the taxes in May 2019. Emmis recorded a $32.1 million gain on the sale of its St. Louis radio stations.
The St. Louis radio stations were operated pursuant to LMAs from March 1, 2018 through the closing of the transactions. Entercom and Hubbard paid LMA fees to Emmis totaling $0.7 million during the period. These fees are included in our results of operations as net revenues for the nine-month period ended November 30, 2018.
In connection with the sale of our St. Louis stations, the Company originally recorded $1.2 million of restructuring charges related to the involuntary termination of employees and estimated cease-use costs related to our leased St. Louis office facility, net of estimated sublease rentals. During the three months ended November 30, 2018, the Company revised its estimate of cease-use costs related to our leased St. Louis office facility, which resulted in an additional charge of $0.2 million. These charges are included in the gain on sale of assets, net of disposition costs in the accompanying condensed consolidated financial statements. The table below summarizes the activity related to our restructuring charge for the three-month and nine-month periods ended November 30, 2018.

	Three months ended	Nine months ended
	November 30, 2018	November 30, 2018
Restructuring charges and estimated lease cease-use costs, beginning balance	$1,052	$—
Restructuring charges and estimated lease cease-use costs- St. Louis radio stations sale	245	1,423
Payments, net of accretion	(103)	(229)
Restructuring charges and estimated lease cease-use costs unpaid and outstanding	$1,194	$1,194

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

	For the three months ended November 30,		For the nine months ended November 30,
	2017	2018	2017	2018
Net revenues	$6,218	$(13)	$18,974	$712
Station operating expenses (recoveries), excluding depreciation and amortization expense	4,797	(208)	14,536	485
Depreciation and amortization	146	—	425	—
Loss (gain) on sale of assets, net of disposition costs	—	235	—	(32,418)
Operating income	1,275	(40)	4,013	32,645
Interest expense	844	—	2,478	592
Income (loss) before income taxes	431	(40)	1,535	32,053
Unaudited pro forma summary information is presented below for the three-month and nine-month periods ended November 30, 2017 and 2018, assuming the August 1, 2017 sale of KPWR-FM, the April 30, 2018 sale of our St. Louis radio stations and the related mandatory debt repayments of these sales had occurred on the first day of the pro forma periods presented below. See Note 7 of our 10-K for the year ending February 28, 2018 for more discussion of the sale of KPWR-FM.

	For the three months ended November 30, (unaudited)		For the nine months ended November 30, (unaudited)
	2017	2018	2017	2018
Net revenues	$29,126	$30,335	$91,571	$89,672
Station operating expenses, excluding depreciation and amortization expense	23,004	24,144	71,378	70,978
Consolidated net income	437	1,113	1,720	2,502
Net (loss) income attributable to the Company	(274)	276	(638)	106
Net (loss) income per share - basic	$(0.02)	$0.02	$(0.05)	$0.01
Net (loss) income per share - diluted	$(0.02)	$0.02	$(0.05)	$0.01
Emmis retained ownership of two radio transmission towers in St. Louis subsequent to the sale of our radio stations on April 30, 2018. These towers were classified as held for sale and carried at the lower of their carrying amount or fair value less cost to sell. During the quarter ended August 31, 2018, Emmis determined that the carrying value of these assets exceeded their fair value less cost to sell. As such, the Company recorded a loss of $0.2 million to reduce the carrying value of these assets, which is included in station operating expenses excluding depreciation and amortization expense in the accompanying condensed consolidated statements of operations. This was considered a Level 3 measurement. The Company completed the sale of these radio transmission towers during the quarter ended November 30, 2018 for total net proceeds of $0.2 million, which approximated their carrying value.
TagStation and NextRadio
During the quarter ended November 30, 2018, we decided to dramatically reduce the scale of our operations in TagStation, LLC and NextRadio, LLC. In connection with this decision, we recognized $1.2 million of severance related to the termination of 35 employees and recognized $0.3 million of impairment related to property and equipment of these businesses, both of which are included in station operating expenses, excluding depreciation and amortization in the accompanying condensed consolidated statements of operations.

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
The following table summarizes the sources of our revenues for the three-month and nine-month periods ended November 30, 2017 and 2018. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to our TagStation and Digonex businesses, network revenues and barter. We sold KPWR-FM in Los Angeles on August 1, 2017 and our four radio stations in St. Louis on April 30, 2018. These sales impact the comparability of the three-month and nine-month periods ended November 30, 2017 to the three-month and nine-month periods ended November 30, 2018.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2017	% of Total	2018	% of Total	2017	% of Total	2018	% of Total
	(Dollars in thousands)
Net revenues:
Local	$19,727	55.8%	$16,639	54.9%	$65,210	55.1%	$48,771	54.0%
National	4,111	11.6%	3,020	10.0%	12,898	10.9%	8,293	9.2%
Political	167	0.5%	1,114	3.7%	336	0.3%	1,601	1.8%
Publication Sales	103	0.3%	93	0.3%	312	0.3%	288	0.3%
Non Traditional	3,580	10.1%	3,113	10.3%	14,831	12.5%	11,474	12.7%
LMA Fees	2,582	7.3%	2,583	8.5%	8,169	6.9%	8,467	9.4%
Digital	2,350	6.6%	1,466	4.8%	8,150	6.9%	3,957	4.4%
Other	2,725	7.8%	2,295	7.5%	8,451	7.1%	7,534	8.2%
Total net revenues	$35,345		$30,323		$118,357		$90,385

As previously mentioned, we derive approximately two-thirds of our net revenues from advertising sales. In the nine-month period ended November 30, 2018, local sales, excluding political revenues, represented approximately 85% of the advertising revenues for our radio division.
No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 60% of our radio division’s total advertising net revenues for the nine-month periods ended November 30, 2017 and 2018. The automotive industry was the largest category for our radio division for the nine-month periods ended November 30, 2017 and 2018, representing approximately 10% of our radio net revenues.
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
SIGNIFICANT TRANSACTIONS
On August 1, 2017, Emmis sold KPWR-FM in Los Angeles. On April 30, 2018, Emmis sold its four radio stations in St. Louis. Unaudited pro forma summary information is presented below for the three-month and nine-month periods ended November 30, 2017 and 2018, assuming these sales and the related mandatory debt repayments of these sales had occurred on the first day of the proforma periods presented below. See Note 7 of our 10-K for the year ending February 28, 2018 for more discussion of the sale of KPWR-FM and see Note 11 of this report for more discussion of the sale of our radio stations in St. Louis.

	For the three months ended November 30, (unaudited)		For the nine months ended November 30, (unaudited)
	2017	2018	2017	2018
Net revenues	$29,126	$30,335	$91,571	$89,672
Station operating expenses, excluding depreciation and amortization expense	23,004	24,144	71,378	70,978
Consolidated net income	437	1,113	1,720	2,502
Net income (loss) attributable to the Company	(274)	276	(638)	106
Net income (loss) per share - basic	$(0.02)	$0.02	$(0.05)	$0.01
Net income (loss) per share - diluted	$(0.02)	$0.02	$(0.05)	$0.01

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

The Company and the radio industry are leading several initiatives to address these issues. For example, like many of our peers, the majority of our stations have deployed HD Radio®. HD Radio offers listeners advantages over standard analog broadcasts, including improved sound quality and additional digital channels. In addition to offering secondary channels, the HD Radio spectrum allows broadcasters to transmit other forms of data. We are participating in a joint venture with other broadcasters to provide the bandwidth that a third party uses to transmit location-based data to hand-held and in-car navigation devices. The number of radio receivers incorporating HD Radio has increased in the past year, particularly in new automobiles. It is unclear what impact HD Radio will have on the markets in which we operate.
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
The Company spearheaded the radio industry’s efforts to enable FM tuners in smartphones and other devices, as well as the development of a data attribution platform to provide the common language and measurement that radio advertisers are demanding. The Company aspired to grow radio’s audience and solve a pressing need for radio advertisers by unlocking access to tens of millions of new portable radios (e.g., smartphones with an FM tuner) and real-time measurement of those listeners and their behaviors. While we dramatically increased the number of smartphones with a functioning FM tuner and developed the DialReportTM to serve as a standardized data attribution platform, we were unable to garner sufficient radio industry participation to scale and sustain our pursuit of these objectives. Accordingly, during our quarter ended November 30, 2018, we decided to dramatically reduce our efforts in these areas, which included the termination of 35 employees.
The results of our radio operations are heavily dependent on the results of our stations in the New York market, which account for approximately 40% of our radio net revenues. Some of our competitors operate larger station clusters and are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 3.4% for the nine months ended November 30, 2018, as compared to the same period of the prior year. During this period, revenues for our New York cluster were down 2.8%.
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

Digonex provides a dynamic pricing service to attractions, live event producers and other customers. Revenue is recognized as recommended prices are delivered to customers. In some cases, this is upon initial delivery of prices, such as for implementations, or over the period of the services agreement for fee-based pricing. Revenue pursuant to some service agreements is not earned until tickets or merchandise are sold and, therefore, revenue is recognized as tickets are sold for the related events or as merchandise is sold.
FCC Licenses and Goodwill
We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of November 30, 2018, we have recorded approximately $175.2 million in goodwill and FCC licenses, which represents approximately 71% of our total assets.
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
Insurance Claims and Loss Reserves
The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.4 million and $0.2 million for employee healthcare claims as of February 28, 2018 and November 30, 2018, respectively. The Company also maintains large deductible programs (ranging from $10 thousand to $2 million per occurrence) for general liability, property, director and officer liability, crime, fiduciary liability, workers’ compensation, employment liability, automotive liability and media liability claims.

Results of Operations for the Three-Month and Nine-Month Periods Ended November 30, 2018, Compared to November 30, 2017
Net revenues:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$33,980	$28,728	$(5,252)	(15.5)%	$114,450	$85,843	$(28,607)	(25.0)%
Publishing	1,129	1,177	48	4.3%	3,119	3,347	228	7.3%
Emerging Technologies	236	418	182	77.1%	788	1,195	407	51.6%
Total net revenues	$35,345	$30,323	$(5,022)	(14.2)%	$118,357	$90,385	$(27,972)	(23.6)%
Radio net revenues were down for the three-month and nine-month periods ended November 30, 2018 mostly due to the sale of KPWR-FM on August 1, 2017 and the sale of our St. Louis stations on April 30, 2018. Excluding the effects of radio station sales, our radio net revenues would have been up approximately 3.5% and down approximately 2.9% for the three-month and nine-month periods ended November 30, 2018, respectively.
We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets decreased 2.5% for the nine-month period ended November 30, 2018, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were down 2.2% for the nine-month period ended November 30,

2018, as compared to the same period of the prior year. Our performance exceeded the market averages in New York and Indianapolis, but we lagged the market average in Austin.
Publishing net revenues increased slightly during the three-month and nine-month periods ended November 30, 2018 due to an improvement in advertising sales.
Emerging technologies net revenues, which primarily relate to licensing fees of our TagStation software and pricing services provided by Digonex, increased during the three-month and nine-month periods ended November 30, 2018. Digonex accounts for a majority of this growth.
Station operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$23,933	$19,015	$(4,918)	(20.5)%	$79,948	$59,368	$(20,580)	(25.7)%
Publishing	1,131	1,176	45	4.0%	3,590	3,384	(206)	(5.7)%
Emerging Technologies	2,922	3,780	858	29.4%	9,582	8,753	(829)	(8.7)%
Total station operating expenses excluding depreciation and amortization expense	$27,986	$23,971	$(4,015)	(14.3)%	$93,120	$71,505	$(21,615)	(23.2)%
The decrease in station operating expenses excluding depreciation and amortization expense for our radio division for the three-month and nine-month periods ended November 30, 2018 is due to the sale of KPWR-FM on August 1, 2017 and the sale of our radio stations in St. Louis on April 30, 2018. Excluding the effects of radio station sales, our radio station operating expenses excluding depreciation and amortization expense would have been up approximately 1.4% and 1.0% for the three-month and nine-month periods ending November 30, 2018, respectively.
Station operating expenses excluding depreciation and amortization expense for publishing for the nine-month period ended November 30, 2018 decreased mostly due to lower employee health care claims experience and general business insurance costs.
Station operating expenses excluding depreciation and amortization expense for emerging technologies increased during the three-month period ended November 30, 2018 due to severance related to employees of TagStation. During the quarter ended November 30, 2018, we decided to dramatically reduce the scale of our operations in this business, which included the termination of 35 employees. The decrease in expenses for the nine-month period ended November 30, 2018 is due to discretionary spending reductions as well as two nonrecurring charges in the same period of the prior year, including (i) NextRadio,LLC funding $0.65 million of its obligation to Sprint with the proceeds of a third party loan, and (ii) Emmis contributing $0.3 million to NextRadio, LLC, which was remitted to Sprint in connection with the final payment to Sprint, all partially offset by the severance expense discussed above.
Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$2,500	$2,297	$(203)	(8.1)%	$7,781	$7,607	$(174)	(2.2)%
Corporate expenses excluding depreciation and amortization expense decreased during the three-month and nine-month periods ended November 30, 2018, mostly due to lower employee compensation and benefit costs.

Depreciation and amortization:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$675	$590	$(85)	(12.6)%	$2,119	$1,709	$(410)	(19.3)%
Publishing	4	4	—	—%	14	14	—	—%
Corporate & Emerging Technologies	201	212	11	5.5%	606	661	55	9.1%
Total depreciation and amortization	$880	$806	$(74)	(8.4)%	$2,739	$2,384	$(355)	(13.0)%
The decrease in radio depreciation and amortization expense for the three-month and nine-month periods ended November 30, 2018 is related to the sale of KPWR-FM on August 1, 2017 and our radio stations in St. Louis on April 30, 2018.
Corporate & Emerging Technologies depreciation and amortization expense for the three-month and nine-month periods ended November 30, 2018 was up slightly due to depreciation of new equipment placed into service in fiscal 2018.
Loss (gain) on sale of assets, net of disposition costs:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Loss (gain) on sale of assets, net of disposition costs:
Radio	$—	235	$235	N/A	(76,745)	(32,148)	$44,597	N/A
Publishing	46	—	(46)	N/M	85	331	246	N/A
Total loss (gain) on sale of assets, net of disposition costs	$46	$235	$189	N/M	$(76,660)	$(31,817)	$44,843	N/A
During the nine-month period ended November 30, 2018, the Company sold its four radio stations in St. Louis for $60.0 million in cash and recognized a $32.1 million gain on the sale of these stations. During the three-month period ended November 30, 2018, the Company revised its cease-use reserve related to its former St. Louis office facility by $0.2 million. See Note 11 of the accompanying condensed consolidated financial statements for more discussion.
During the nine-month period ended November 30, 2017, the Company sold KPWR-FM in Los Angeles and recorded a $76.7 million gain on sale of assets, net of disposition costs.
The loss on sale of publishing assets during the nine month period ended November 30, 2018 relates to the settlement of our dispute with Hour Media and the related legal fees incurred.
Operating income:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$9,372	$8,831	$(541)	(5.8)%	$109,128	$56,857	$(52,271)	(47.9)%
Publishing	(53)	(3)	50	94.3%	(583)	(382)	201	34.5%
Corporate & Emerging Technologies	(5,387)	(5,871)	(484)	(9.0)%	(17,181)	(15,826)	1,355	7.9%
Total operating income:	$3,932	$2,957	$(975)	(24.8)%	$91,364	$40,649	$(50,715)	(55.5)%

Radio operating income decreased in the three-month period ended November 30, 2018 due to the sale of our radio stations in St. Louis in April 2018. Radio operating income decreased for the nine-month period ended November 30, 2018 due to the gains recorded in connection with the sale of radio stations. We recorded a $32.1 million gain on the sale of our radio stations in St. Louis during the nine months ended November 30, 2018. During the nine months ended November 30, 2017, we recorded a $76.7 million gain on the sale of KPWR-FM in Los Angeles. Excluding these gains, radio operating income would have decreased $7.7 million during the nine-month period ended November 30, 2018, mostly due to declining revenues as discussed above.
Publishing operating income increased slightly during the three-month and nine-month periods ended November 30, 2018 due to better overall advertising sales performance of Indianapolis Monthly coupled with lower insurance expense during the periods.
Corporate and emerging technologies operating loss increased during the three-month period ended November 30, 2018 mostly due to severance related to employees of TagStation as previously discussed. Corporate and emerging technologies operating loss decreased during the nine-month period ended November 30, 2018 despite this severance expense due to discretionary spending reductions, coupled with two nonrecurring items in the same period of the prior year, as discussed above.
Interest expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(3,000)	$(1,546)	$1,454	(48.5)%	$(12,214)	$(5,902)	$6,312	(51.7)%
Interest expense decreased in the three-month and nine-month periods ended November 30, 2018 mostly due to lower debt outstanding as compared to the same period of the prior year. On August 1, 2017, the Company sold KPWR-FM and repaid approximately $73.6 million of term loans. On April 30, 2018, the Company sold radio stations in St. Louis and repaid approximately $41.5 million of term loans. The weighted-average interest rate of debt outstanding under our 2014 Credit Agreement was 8.2% and 9.9% at November 30, 2017 and 2018, respectively.
Loss on debt extinguishment:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(139)	$—	$139	N/A	$(2,662)	$(771)	$1,891	71.0%
In connection with required term loan repayments associated with the sale of our radio stations in St. Louis in the current year and KPWR-FM in Los Angeles in the prior year, the Company wrote-off a pro rata portion of the unamortized debt discount outstanding attributable to the retired term loans.
Provision (benefit) for income taxes:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Provision (benefit) for income taxes	$371	$(98)	$(469)	(126.4)%	$4,743	$7,848	$3,105	65.5%
Our effective income tax rate was 6% and 23% for the nine-month periods ended November 30, 2017 and 2018, respectively. The Company estimates its effective tax rate for the year, which incorporates the reversal of a portion of the valuation allowance, and applies that rate to pre-tax income for the applicable period. This methodology is primarily responsible for the difference between the effective rate and statutory rate, particularly in the prior year, which included the sale of KPWR in Los Angeles and the related reversal of a significant portion of our valuation allowance.

Consolidated net income:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2017	2018	$ Change	% Change	2017	2018	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$432	$1,549	$1,117	258.6%	$71,769	$26,220	$(45,549)	(63.5)%
Consolidated net income for the nine-month periods ended November 30, 2017 and 2018 mostly consist of the gains recorded on the sale of radio stations, net of taxes as previously discussed.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand and cash provided by operations. Our primary uses of capital during the past few years have been, and are expected to continue to be, investments in growth initiatives, capital expenditures, working capital, debt service requirements, repayment of debt and investments in future growth opportunities in new businesses. The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. Mandatory amortization payments of our term loans were eliminated as a result of our repayment of term loans in connection with the sale of KPWR-FM in August 2017.
At November 30, 2018, we had cash and cash equivalents of $8.6 million and net working capital of $(22.7) million. At February 28, 2018, we had cash and cash equivalents of $4.1 million and net working capital of $27.1 million. The decrease in net working capital is largely due to an increase of current maturities associated with our 2014 Credit Agreement debt, coupled with the sale of our St. Louis radio assets, which were classified as current assets held for sale as of February 28, 2018.
Pursuant to ASC Topic 205-40, Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period. In evaluating the Company’s ability to continue as a going concern for this reporting period, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date the financial statements were issued (January 10, 2019). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before January 10, 2020.
The Company’s revolver expired on August 31, 2018 and its term loan is due no later than April 18, 2019. As of November 30, 2018, the Company had $28.0 million outstanding under its term loan, and has approximately $9 million of cash on hand. The Company believes it can fund its operational needs with its cash on hand and cash generated from operations, but will not be able to repay its term loan by April 18, 2019 absent other actions.
Management is currently exploring a number of options that would allow the Company to repay its term loan by April 18, 2019. Management believes that it is probable that it will refinance its remaining term loan under the 2014 Credit Agreement prior to April 18, 2019. The Company has successfully refinanced its credit agreement debt many times in the past. Recent asset sales and associated term loan repayments have significantly reduced the Company’s leverage ratio. Dramatic cost reductions recently enacted within our emerging technologies operations improves our profitability prospectively. Management believes these actions have enhanced our ability to refinance our term loan. Management is also exploring several alternatives that would further reduce our term loan obligations and our ability to refinance, including the sale of WLIB-AM in New York City and other assets.
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
Operating Activities
Cash used in operating activities for the nine-month period ended November 30, 2017 was $3.4 million versus cash provided by operating activities for the nine-month period ended November 30, 2018 of $3.1 million. The increase in cash provided by operating activities is mostly due to a decrease in cash paid for interest as a result of lower outstanding debt balances after the completion of the sale of KPWR-FM on August 1, 2017 and our St. Louis radio stations on April 30, 2018.

Investing Activities
Cash provided by investing activities was $78.9 million and $60.0 million for the nine-month periods ended November 30, 2017 and 2018, respectively. During the nine-month period ended November 30, 2018, we closed on the sale of four radio stations and related tower sites in St. Louis and received $60.2 million in proceeds. Capital expenditures for the nine-month period ended November 30, 2018 were approximately $0.2 million. During the nine-month period ended November 30, 2017, we closed on the sale of KPWR-FM and received $80.1 million in proceeds. Capital expenditures for the nine-month period ended November 30, 2017 were approximately $1.2 million. We expect capital expenditures to be approximately $0.4 million in the current fiscal year, compared to $1.8 million in fiscal 2018. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash on hand and cash generated from operating activities.
Financing Activities
Cash used in financing activities was $82.9 million and $59.2 million for the nine-month periods ended November 30, 2017 and 2018, respectively. During the nine-month period ended November 30, 2017, cash used in financing activities mostly related to net debt repayments of $77.6 million, distributions paid to noncontrolling interests of $3.6 million, and debt-related costs of $1.6 million. During the nine-month period ended November 30, 2018, cash used in financing activities mostly related to net repayments of debt of $55.4 million and distributions paid to noncontrolling interests of $3.8 million.
As of November 30, 2018, Emmis had $28.0 million of borrowings under the 2014 Credit Agreement and $59.2 million ($49.0 million related to 98.7FM in New York, $6.2 million related to Digonex, and $4.0 million related to NextRadio) of non-recourse debt. Borrowings under the 2014 Credit Agreement bear interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. As of November 30, 2018, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 9.9%. The non-recourse debt related to 98.7FM in New York bears interest at 4.1% per annum, the non-recourse debt related to Digonex bears interest at 5.0% per annum, and the non-recourse debt related to NextRadio bears interest at 6.0% per annum.
The debt service requirements of Emmis over the next twelve-month period are expected to be $29.1 million related to our 2014 Credit Agreement, as amended, ($28.0 million of principal repayments and $1.1 million of interest payments) and $8.9 million related to our 98.7FM non-recourse debt ($7.0 million of principal repayments and $1.9 million of interest payments). Digonex non-recourse debt ($6.2 million face amount, $6.0 million carrying amount as of November 30, 2018) is due in December 2020 and NextRadio non-recourse debt is due in December 2021. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. The 2014 Credit Agreement debt bears interest at variable rates. The Company estimated interest payments for the 2014 Credit Agreement above by using the amounts outstanding under the 2014 Credit Agreement as of November 30, 2018 and the weighted average interest rate as of the same date.
The revolver under our 2014 Credit Agreement expired on August 31, 2018. No letters of credit were outstanding. We are required to comply with certain operating covenants and financial ratios under the 2014 Credit Agreement. Emmis was in compliance with these covenants as of November 30, 2018. As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis' 2014 Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.
Intangibles
As of November 30, 2018, approximately 71% of our total assets consisted of FCC broadcast licenses and goodwill, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.
Regulatory, Legal and Other Matters
Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

During the quarter ended August 31, 2017, Emmis filed suit against Hour Media Group, LLC ("Hour") for breach of the asset purchase agreement related to the February 28, 2017 sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. Hour filed a counterclaim against Emmis alleging that Emmis engaged in a series of actions that constitute a breach of the asset purchase agreement. The parties agreed to settle this dispute in May 2018. As part of the mutual settlement, all claims and counterclaims were dismissed with Emmis and Hour receiving $0.45 million and $0.2 million of the cash held in escrow, respectively. The Company recognized a loss of $0.2 million related to this settlement during the nine months ended November 30, 2018 which is included in gain on sale of assets, net of disposition costs in the accompanying condensed consolidated financial statements.
Emmis filed suit against Illinois National Insurance Company (“INIC”) in 2015 related to INIC’s decision to not cover Emmis’ defense costs under Emmis’ directors and officers insurance policy in a lawsuit related to the Company’s preferred stock in which Emmis was the defendant (the “Prior Litigation”). On March 21, 2018, Emmis was granted summary judgment entitling it to coverage of its defense costs in the Prior Litigation. On October 10, 2018, Emmis and INIC agreed that the amount of Emmis' damages are $3.5 million. On November 7, 2018, INIC appealed the District Court's summary judgment determination that the insurance policy covers Emmis' defense costs. Accordingly, Emmis cannot estimate the amount or timing of a recovery, if any.

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
Based upon the Controls Evaluation, our CEO and CFO concluded that as of November 30, 2018 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the period covered by this quarterly report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, during the quarter ended November 30, 2018, we upgraded our human capital management system to a newer, cloud-based system. In connection with this upgrade, we enhanced the design of our internal control over financial reporting. Specifically, a number of manual processes were automated as a result of the upgrade.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended November 30, 2018, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended November 30, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
September 1, 2018 - September 30, 2018	—	$—	—	$—
October 1, 2018 - October 31, 2018	11,841	$4.37	—	$—
November 1, 2018 - November 30, 2018	—	$—	—	$—
	11,841		—
Item 6.    Exhibits

(a)	Exhibits.
The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed Herewith	Incorporated by Reference
Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective July 7, 2016		8-K		3.1	7/7/2016
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Form of stock certificate for Class A common stock		S-1		3.5	12/22/1993
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION
Date: January 10, 2019	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and Treasurer