Form 10-K
period 2019-02-28
EMMIS COMMUNICATIONS CORP
filed 2019-05-09
CIK 783005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

for the Fiscal Year Ended February 28, 2019

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

(317) 266-0100

(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value	EMMS	Nasdaq Global Select Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of August 31, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $52,581,000.

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of May 3, 2019, was:

11,856,200         Class A Common Shares, $.01 par value

1,242,366     Class B Common Shares, $.01 par value

          0          Class C Common Shares, $.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2019 Annual Meeting of Shareholders expected to be filed within 120 days	Part III

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

Extend the reach and relevance of our local brands through digital platforms

In recent years, we have placed substantial emphasis on enhancing the distribution of our content through digital and mobile platforms. We believe these digital platforms offer excellent opportunities to further enhance the relationships we have with our audiences by allowing them to consume and share our content in new ways and providing us with new distribution channels for one-to-one communication with them.

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

Pursue new businesses that display better growth characteristics

Advertising revenues in our radio and magazine businesses remain under heavy pressure by new forms of digital media. We have experienced steady declines in our advertising revenues, partially offset by the growth we have been able to generate from our events and digital initiatives. In recent years, we have been divesting radio stations and magazines to repay our indebtedness and reduce our exposure to these businesses. We intend to continue to explore diversification of our business and seek to acquire new businesses with proven business models and strong growth prospects where we can apply our marketing, management and restructuring expertise to accelerate growth.

RADIO STATIONS

In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA/Kelsey’s Media Access Pro database as of March 19, 2019. “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the March 2019 Nielsen Audio, Inc. (“Nielsen”) Portable People Meter results. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Nielsen.

STATION AND MARKET	MARKET RANK BY REVENUE	FORMAT	PRIMARY DEMOGRAPHIC TARGET AGES	RANKING IN PRIMARY DEMOGRAPHIC TARGET	STATION AUDIENCE SHARE
New York, NY1	2
WQHT-FM		Hip-Hop	18-34	3t	7.3
WBLS-FM		Urban Adult Contemporary	25-54	2	6.6
WLIB-AM		Urban Gospel	25-54	40t	0.1
Austin, TX	31
KLBJ-AM		News/Talk	25-54	14	2.7
KLZT-FM		Mexican Regional	18-34	2	8.4
KBPA-FM		Adult Hits	25-54	3	7.8
KLBJ-FM		Album Oriented Rock	25-54	7t	4.7
KGSR-FM [2]		Soft Adult Contemporary	25-54	N/A	N/A
KROX-FM		Alternative Rock	18-34	7t	5.8
Indianapolis, IN	37
WFNI-AM		Sports Talk	25-54	18	2.1
WYXB-FM		Soft Adult Contemporary	25-54	3t	7.2
WLHK-FM		Country	25-54	1	8.1
WIBC-FM		News/Talk	35-64	6	5.7

[1]

Our fourth owned station in New York, WEPN-FM, is being operated pursuant to an LMA. Under the terms of the LMA, New York AM Radio LLC, a subsidiary of Disney Enterprises, Inc., provides the programming for the station and sells all advertising within that programming. Emmis continues to own and operate WEPN-FM.

[2]

On March 8, 2019, we moved our Austin City Limits branded format from 93.3FM to our FM translator broadcasting on 97.1FM. KGSR-FM was rebranded as Star 93.3 with a soft adult contemporary format. The ranking and audience share listed above for the 93.3FM signal is not applicable since the station’s format changed during the month.

In addition to our other radio broadcasting operations, we own and operate Network Indiana, a radio network that provides news and other programming to approximately 70 affiliated radio stations in Indiana.

NEW TECHNOLOGIES

We believe that the growth of new technologies not only presents challenges, but also opportunities for broadcasters and publishers. The primary challenge is increased competition for the time and attention of our listeners and readers. The primary opportunity is to further enhance the relationships we already have with our listeners and readers by expanding products and services offered by our radio stations and Indianapolis Monthly and to increase distribution to in-home devices like smart speakers as well as portable devices like smartphones and tablets.

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

The National Association of Broadcasters Education Foundation (“NABEF”) has honored us with the Hubbard Award, honoring a broadcaster “for extraordinary involvement in serving the community.” Emmis was the second broadcaster to receive this prestigious honor, after the Hubbard family, for which the award is named. The NABEF also recognized Emmis’ WQHT-FM in New York for its outreach after Hurricane Sandy, both for the news coverage it provided and the relief efforts it organized in the weeks after the storm. WIBC-FM was nominated for a national Crystal Award from the National Association of Broadcasters for our efforts in the community in 2014 and in 2016, and WBLS-FM won a national Crystal Award in 2017. Also, our chief executive officer received the 2017 Michael A. Carroll award, a prestigious award given by the Indianapolis Business Journal to a person who has worked to improve the central Indiana community.

INDUSTRY INVOLVEMENT

We have an active leadership role in a wide range of industry organizations. Our senior managers have served in various capacities with industry associations, including as directors of the National Association of Broadcasters, the Radio Advertising Bureau, the Radio Futures Committee, the Nielsen Audio Advisory Council, the Media Financial Management Association, the City and Regional Magazine Association and as founding members of the Magazine Publishers of America. Our chief executive officer has been honored with the National Association of Broadcasters’ “National Radio Award,” was named Radio Ink’s “Radio Executive of the Year,” and was named the 2017 recipient of the Broadcasters Foundation of America’s “Lowry Mays Excellence in Broadcasting Award.” In 2018, our chief financial officer was awarded Media Financial Management’s “Rainmaker Award” recognizing his efforts and contributions in helping Media Financial Management’s growth initiatives. Our other management and on-air personalities have won numerous industry awards.

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

ADVERTISING SALES

Our stations derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 28, 2019, approximately 14% of our total advertising revenues were derived from national sales, and 86% were derived from local sales.

EMPLOYEES

As of February 28, 2019, Emmis had approximately 350 full-time employees and approximately 210 part-time employees. Approximately 30 employees are represented by unions at our various radio stations. We consider relations with our employees to be good.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

NAME	POSITION	AGE AT FEBRUARY 28, 2019	YEAR FIRST ELECTED OFFICER
Paul V. Brenner	Advisor, President of the Broadcaster Traffic Consortium LLC	50	2008
J. Scott Enright	Executive Vice President, General Counsel and Secretary	56	1998
Ryan A. Hornaday	Executive Vice President, Chief Financial Officer and Treasurer	45	2006
Gregory T. Loewen	President - Publishing Division and Chief Strategy Officer	47	2007

Mr. Brenner was appointed Advisor, President of the Broadcaster Traffic Consortium in March 2019. Previously, Mr. Brenner served as President – TagStation/NextRadio from March 2016 to February 2019, as Senior Vice President and Chief Technology Officer from October

2012 to February 2016, and as Vice President – Integrated Technologies from May 2008 to September 2012. Mr. Brenner joined Emmis in 1998 and ceased to be an executive officer on February 28, 2019.

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

Mr. Loewen was appointed President – Publishing Division and Chief Strategy Officer in March 2010. Mr. Loewen has also served as President of Digonex since our acquisition of a controlling interest in June 2014. Previously, Mr. Loewen served as Chief Strategy Officer from February 2007 to February 2010. Prior to joining Emmis in February 2007, Mr. Loewen served as Vice President of Digital Media and Strategy for The Toronto Star

INTERNET ADDRESS AND INTERNET ACCESS TO SEC REPORTS

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

LICENSE RENEWAL. Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. The following table sets forth our FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain (for our FM stations only), power and frequency of all owned stations as of April 1, 2019:

Radio Market	Stations	City of License	Frequency	Expiration Date of License [1]	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)
New York, NY	WQHT-FM	New York, NY	97.1	June 2022	B	1,339	6.7
	WBLS-FM	New York, NY	107.5	June 2022	B	1,362	4.2
	WLIB-AM	New York, NY	1190	June 2022	B	N/A	10 D / 30 N
	WEPN-FM	New York, NY	98.7	June 2022	B	1,362	6
Austin, TX	KBPA-FM	San Marcos, TX	103.5	August 2021	C0	1,257	100
	KGSR-FM	Cedar Park, TX	93.3	August 2021	C	1,926	100
	KLZT-FM	Bastrop, TX	107.1	August 2021	C2	499	49
	KLBJ-AM	Austin, TX	590	August 2021	B	N/A	5 D / 1 N
	KLBJ-FM	Austin, TX	93.7	August 2021	C	1,050	97
	KROX-FM	Buda, TX	101.5	August 2021	C2	847	12.5
Indianapolis, IN	WFNI-AM	Indianapolis, IN	1070	August 2020	B	N/A	50 D / 10 N
	WLHK-FM	Shelbyville, IN	97.1	August 2020	B	732	23
	WIBC-FM	Indianapolis, IN	93.1	August 2020	B	991	13.5
	WYXB-FM	Indianapolis, IN	105.7	August 2020	B	492	50

[1]	Under the Communications Act, a license expiration date is extended automatically pending action on the renewal application.

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

Despite several such reviews and appellate remands, the FCC’s rules limiting the number of radio stations that may be commonly owned in a local market have remained largely intact since their initial adoption following the 1996 Act. The FCC’s previous ownership reviews have been subject to litigation. The most recent court decision was issued by the Third Circuit in May 2016 and concerned the FCC’s then-pending 2010 and 2014 reviews. In August 2016, the FCC concluded its 2010 and 2014 reviews, deciding to retain the local radio ownership rule as well as several other media ownership rules, without significant alteration. Various parties appealed the FCC’s August 2016 order, and other parties filed petitions for reconsideration. In November 2017, the FCC issued a decision on reconsideration of the August 2016 Order which, while making only a minor change to the local radio ownership rule (discussed below), eliminated the restrictions on newspaper/broadcast cross-ownership and radio/television cross-ownership and relaxed the local television ownership rule. Several parties have jointly appealed the FCC’s November 2017 order, and their appeal remains pending. In December 2018, the FCC commenced its 2018 quadrennial review of its media ownership regulations.  Among other things, the FCC is seeking comment on all aspects of the local radio ownership rule’s implementation and whether the current version of the rule remains necessary in the public interest. We cannot predict whether the appeal or current review proceeding will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.

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

Although the FCC’s quadrennial review decisions have not changed the numerical caps under the local radio rule, the FCC adjusted the rule in June 2003 by deciding that both commercial and noncommercial stations could be counted in determining the number of stations in a radio market. The decision also altered the definition of the relevant local market for purposes of the rule. The FCC “grandfathered” existing station

“clusters” not in compliance with the numerical caps as calculated pursuant to the new market definition, but provided that they could be sold intact only to small businesses meeting certain requirements. In December 2007, the FCC expanded this policy to allow an owner to sell a grandfathered station cluster to any buyer, so long as the buyer committed to file, within 12 months, an application with the FCC to transfer the excess station(s) to an eligible small business or to a trust for ultimate sale to such an entity. Although the Third Circuit vacated the FCC’s selected definition of small businesses eligible to purchase clusters that exceed the numerical limits in 2011, the FCC reinstated that definition in its August 2016 order. The change in market definition appears to impact the Austin, Texas market, such that we exceed the numerical cap for FM stations. If we chose to sell our Austin cluster of stations and we were not able to obtain a waiver from the current ownership regulations, we would likely have to “spin off” one FM station to a separate buyer or to transfer the cluster to an entity meeting the FCC’s small business definition, and such a spin-off would require the consent of our minority partner. In the November 2017 Order, the FCC adopted a presumptive waiver standard for so called “embedded markets” (i.e., smaller markets, as defined by Nielsen Audio, that are included in a larger parent market), and will reexamine its approach to embedded markets as part of the 2018 quadrennial review.

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

ATTRIBUTION OF OWNERSHIP INTERESTS. In applying its ownership rules, the FCC has developed specific criteria that it uses to determine whether a certain ownership interest or other relationship with an FCC licensee is significant enough to be “attributable” or “cognizable” under its rules. Specifically, among other relationships, certain stockholders, officers and directors of a broadcasting company are deemed to have an attributable interest in the licenses held by that company, such that there would be a violation of the FCC’s rules where the broadcasting company and such a stockholder, officer or director together hold attributable interests in more than the permitted number of stations or a prohibited combination of outlets in the same market. The FCC’s regulations generally deem the following relationships and interests to be attributable for purposes of its ownership restrictions:

•	all officer and director positions in a licensee or its direct/indirect parent(s);
•	voting stock interests of at least 5% (or 20%, if the holder is a passive institutional investor, i.e. , a mutual fund, insurance company or bank);
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

Federal law prohibits the broadcast of obscene material at any time and the broadcast of indecent material during specified time periods; these prohibitions are subject to enforcement by the FCC and carry fines of up to $503,349 per violation. The company has received, and may receive in the future, letters of inquiry or other notifications concerning alleged violations of the indecency rules at certain of its stations. We cannot predict the outcome of any indecency complaint proceeding or investigation or the extent or nature of future FCC enforcement actions.

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

Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identification, equal employment opportunities, contest and lottery advertisements, and technical operations, including limits on radio frequency radiation. Radio stations are also required to maintain an online public file where listeners and other interested parties may obtain information on the station and its activities.

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

In June 2009, the FCC adopted rules that allow an AM radio station to use currently authorized FM translator stations to retransmit the AM station’s programming within the AM station’s authorized service area. In October 2015, the FCC issued an Order that adopted a two-stage process for AM radio stations to acquire additional FM translators. The FCC has also adopted certain changes to its rules that govern AM radio stations, and has sought comment on additional changes to those rules, which remain pending.

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

In October 2002, the FCC issued an order selecting a technical standard for terrestrial digital audio broadcasting (“DAB,” also known as high definition radio or “HD Radio®”). The in-band, on-channel (“IBOC”) technology chosen by the agency allows AM and FM radio broadcasters to introduce digital operations and permits existing stations to operate on their current frequencies in either full analog mode, full digital mode, or a combination of both (at reduced power). In March 2005, the FCC announced that, pending adoption of final rules, it would allow stations on an interim basis to broadcast multiple digital channels. In March 2007, the FCC adopted service rules for HD Radio®. Significantly, the FCC decided to allow FM stations to broadcast digital multicast streams without seeking prior FCC authority, to provide datacasting services, to lease excess digital capacity to third parties, and to offer subscription services pursuant to requests for experimental authority. Under these rules, FM stations may operate in the “extended hybrid mode,” which provides more flexibility for multicasting and datacasting services; and may use separate analog and digital antennas without seeking prior FCC authority. FM translators, FM boosters and low power FM stations may also broadcast digitally where feasible, and AM stations may now operate digitally during nighttime hours. The rules mandate that broadcasters offering digital service provide at least one free over-the-air signal comparable in quality to their analog signal and that they simulcast their analog programming on their main digital stream, and prohibit broadcasters from operating exclusively in digital. The FCC declined either to set any mandatory deadline for broadcasters to convert to digital operations or to impose additional public interest obligations (beyond those that already apply to analog broadcasters) on digital broadcasters. In January 2010, the FCC revised its DAB service rules to allow FM DAB stations to increase the permitted power levels of DAB transmissions. In September 2008, shortly after approving the Sirius-XM merger, the FCC sought comment on whether it should mandate the inclusion of HD Radio® features in satellite radio receivers. That proceeding remains pending, and we cannot predict its outcome or the impact that a decision might have on our business.

In order to broadcast musical compositions or to stream them over the Internet, Emmis must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers). These copyright owners often rely on organizations known as performing rights organizations, which negotiate licenses with copyright users for the public performance of their compositions, collect royalties, and distribute them to copyright owners. The three major performing rights organizations, from which Emmis has licenses and to which Emmis pays royalties, are the American Society of Composers, Authors, and Publishers, Broadcast Music, Inc., and SESAC, Inc. These rates are set periodically, are often negotiated by organizations acting on behalf of broadcasters, and may increase in the future. It also is possible that songwriters or publishers may disassociate with these performing rights organizations, or that additional such organizations could emerge in the future. In 2013 a new performing rights organization, named Global Music Rights (“GMR”), was formed. GMR has obtained the rights to certain copyrights and is seeking to negotiate individual licensing agreements with radio stations for songs within its repertoire. GMR and the Radio Music License Committee, Inc. (“RMLC”), which negotiates music licensing fees with performance rights organizations on behalf of many radio stations, have initiated antitrust litigation against one another, which remains pending. In addition, there has been litigation concerning whether the consent decrees between the Department of Justice (“DOJ”) and major performance rights organizations require so-called “full-work” licenses (which would allow a license-holder to play all of the works in a performance rights organization’s repertoire), most recently resulting in a ruling by a federal appeals court that they do not. If a significant number of musical composition copyright owners withdraw from the established performing rights organizations, if new performing rights organizations form to license compositions that are not already licensed, or if the consent decrees between the DOJ and certain major performance rights organizations are eliminated, Emmis’ royalty rates or negotiation costs could increase. Emmis’ royalty rates or negotiation costs could also change as a result of GMR/RMLC litigation or the resolution of the full-work licensing issue.

In order to stream music over the Internet, Emmis must also obtain licenses and pay royalties to the owners of copyrights in sound recordings (typically, artists and record companies). These royalties are in addition to royalties for Internet streaming that must also be paid to performance rights organizations. The Copyright Royalty Board (“CRB”) set a rate for the 2016-2020 license period for performances by non-subscription noninteractive services of 0.17 cent per listener per song, and a rate for noninteractive subscription services of 0.22 cent per listener per song, both of which are subject to changes that mirror changes in the Consumer Price Index. A proceeding to establish the rates for 2021-2025 is expected to begin in 2019.

Sound recordings fixed on or after February 15, 1972 are protected by federal copyright law.  Sound recording copyright owners have asserted that state law provides copyright protection for recordings fixed before that date (“pre-72 recordings”). Sound recording copyright owners have sued radio broadcasters and digital audio transmission services for unauthorized public performances and reproductions of pre-72 recordings under various state laws. In October 2018, federal legislation was signed into law that applies a statutory licensing regime to pre-72 recordings similar to that which governs post-72 recordings. Among other things, the new law extends remedies for copyright infringement to owners of pre-72 recordings when recordings are used without authorization. The new law creates a public performance right for pre-72 recordings streamed online that may increase our licensing costs.

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

We cannot predict whether any proposed changes will be adopted, what other matters might be considered in the future, or what impact, if any, the implementation of any of these proposals or changes might have on our business.The foregoing is only a brief summary of certain provisions of the Communications Act and of specific FCC regulations. Reference should be made to the Communications Act as well as FCC regulations, public notices and rulings for further information concerning the nature and extent of federal regulation of broadcast stations.

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

Radio revenues in the markets in which we operate have lagged the growth of the general United States economy. Our market revenues, as measured by the accounting firm Miller Kaplan Arase LLP (“Miller Kaplan”), during the years ended February 2017, 2018 and 2019 were up 1.7%, down 0.8%, and down 1.3%, respectively. During this same period, the U.S. Bureau of Economic Analysis reports that U.S. real gross domestic product growth has been approximately 2% to 3% each year. Our results of operations could be negatively impacted if radio revenue performance in the markets in which we operate continues to lag general United States economic growth.

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

Our radio operations in New York, including the LMA fee we receive from a subsidiary of Disney, accounted for approximately 50% of our radio revenues in fiscal 2019. Our results from operations can be materially affected by decreased ratings for our stations in New York, which could result in revenue declines for us in that market.

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

The continued development, growth and operation of our businesses may require substantial capital. In particular, our emerging technologies, principally consisting of Digonex, are not currently profitable and need additional capital to fund their operations. Furthermore, any acquisitions may require large amounts of capital. We intend to fund our growth, including our emerging technologies and acquisitions, if any, with cash generated from operations and asset sales, and proceeds from future issuances of debt and equity, both public and private. Currently, our long-term debt agreements substantially limit our ability to make acquisitions. Our ability to raise additional debt or equity financing is subject to market conditions, our financial condition and other factors. If we cannot obtain financing on acceptable terms when needed, our results of operations, ability to fund our emerging technologies, and financial condition could be adversely impacted.

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

The radio broadcasting industry is subject to rapid technological changes, evolving industry standards and the emergence of competition from new technologies and services. We cannot assure that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various media technologies and services that have been developed or introduced include:

•	satellite-delivered digital audio radio service, which has resulted in subscriber-based satellite radio services with numerous niche formats;

•	audio programming by cable systems, direct-broadcast satellite systems, Internet content providers and other digital audio broadcast formats, including podcasts;

•	personal digital audio devices;

•	HD Radio®, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low-power FM radio, which could result in additional FM radio broadcast outlets, including additional low-power FM radio signals authorized in December 2010 under the Local Community Radio Act.

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

We disseminate large amounts of content to the public. An ill-conceived or mistimed on-air statement or social media post could have a material adverse effect on our business.

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

We have reported significant net losses in our consolidated statement of operations in the past as a result of recording noncash impairment charges, mostly related to FCC licenses and goodwill. During the years ended February 28, 2017, 2018 and 2019, we incurred impairment losses related to our intangible assets of $9.8 million, $0.3 million, and $0.3 million, respectively. As of February 28, 2019, our FCC licenses and goodwill comprise 74% of our total assets. If events occur or circumstances change, or even if radio valuations trend downward, the fair value of our FCC licenses and goodwill might fall below the amount reflected on our balance sheet, and we may be required to recognize impairment charges, which may be material, in future periods.

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

As of February 28, 2019, we had operating lease commitments of approximately $38.1 million. These leases are classified as operating leases and disclosed in Note 11 to our accompanying consolidated financial statements. Upon adoption of ASU 2016-02, the Company recognized all operating leases as assets (the right to use the leased property) and liabilities (the present value of future lease payments).  The assets and liabilities to be recognized upon adoption of ASU 2016-02 are estimated to be approximately $27 million to $31 million.

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

We operate as a holding company. All of our radio stations and other assets are currently owned and operated by our subsidiaries. Emmis Operating Company (“EOC”), our wholly-owned subsidiary, is the borrower under our secured indebtedness. All of our station and other operating subsidiaries and FCC license subsidiaries are subsidiaries of EOC. Further, we guarantee EOC’s obligations under our secured indebtedness and a significant portion of EOC’s assets are pledged as collateral under our secured indebtedness. As a holding company, our only source of cash to pay our obligations, including corporate overhead expenses, is cash distributed from our subsidiaries. We currently expect that the majority of the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations. Even if our subsidiaries elect to make distributions to us, we cannot be assured that applicable state law and contractual restrictions, including covenants contained in our secured indebtedness, would permit such dividends or distributions.

Risks Related to our Indebtedness:

Our substantial indebtedness could adversely affect our financial health.

We have a significant amount of indebtedness. At May 1, 2019, our total indebtedness was $82.5 million, consisting of $22.9 million under our mortgage debt, $45.6 million of 98.7FM nonrecourse debt, $10.1 million of other nonrecourse debt and $3.9 million of term loan debt. The Company expects that proceeds from the LMA in New York with a subsidiary of Disney will be sufficient to pay all debt service related to the 98.7FM nonrecourse debt. Our substantial indebtedness could have important consequences to investors. For example, it could:

o
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

•	result in higher interest expense in the event of increases in interest rates because some of our debt is at variable rates of interest;
•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
•	place us at a competitive disadvantage compared to some of our competitors that have less debt; and
•	limit, along with the financial and other restrictive covenants in our credit agreements, our ability to borrow additional funds or make acquisitions.

If we cannot continue to comply with the financial covenants in our debt instruments, or obtain waivers or other relief from our lenders, we may default, which could result in loss of our sources of liquidity and acceleration of our indebtedness.

We have a substantial amount of indebtedness, and the instruments governing such indebtedness contain restrictive financial covenants. Our ability to comply with the covenants in our debt instruments will depend upon our future performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. We may not be able to maintain compliance with all of these covenants. In that event, we would need to seek an amendment to our debt instruments, or would need to refinance our debt instruments. There can be no assurance that we can obtain future amendments or waivers of our debt instruments, or refinance our debt instruments and, even if so, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future. In the event that we do not maintain compliance with the covenants under our debt instruments, the lenders could declare an event of default, subject to applicable notice and cure provisions, resulting in a material adverse impact on our financial position. Upon the occurrence of an event of default under our debt instruments, the lenders could elect to declare all amounts outstanding under our credit agreements to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders accelerate the repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of our debt instruments, and we cannot be assured that sufficient assets will remain for us to continue our business operations after we have paid all of the borrowings under our debt instruments. Our ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.

Our 98.7FM debt is not subject to these risks to the same degree as the debt under our other long-term debt agreements, as certain rights and payments under the 98.7FM LMA have been assigned to the holder of the 98.7FM debt, the 98.7FM debt is generally nonrecourse to the rest of Emmis, and the LMA payments have been guaranteed by Disney Enterprises, Inc.

The terms of our indebtedness and the indebtedness of our direct and indirect subsidiaries may restrict our current and future operations, particularly our ability to respond to changes in market conditions or to take some actions.

Our debt instruments impose significant operating and financial restrictions on us. These restrictions significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, enter into asset purchase or sale transactions, merge or consolidate with another company, dispose of our assets or make certain other payments or investments.

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

Our long-term debt agreements require us to pay periodic interest and principal payments. Our ability to make payments on our indebtedness and to fund capital expenditures will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our businesses might not generate sufficient cash flow from operations. We might not be able to complete future offerings, and future borrowings might not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Risks Related to our Common Stock:

One shareholder controls a majority of the voting power of our common stock, and his interest may conflict with those of other shareholders.

As of May 3, 2019, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey H. Smulyan, beneficially owned shares representing approximately 52.0% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13d-3 of the Exchange Act. He therefore is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of a majority of our directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own several of our main transmitter/antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that generally range from five to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $38.1 million in aggregate minimum rental commitments under real estate leases. Many of these leases contain escalation clauses such as defined contractual increases or cost-of-living adjustments.

Our principal executive offices are located at 40 Monument Circle, Suite 700, Indianapolis, Indiana 46204, in approximately 115,000 square feet of owned office space which is shared by our Indianapolis radio stations and our Indianapolis Monthly publication. This property is subject to a mortgage.

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

Emmis filed suit against Illinois National Insurance Company (“INIC”) in 2015 related to INIC’s decision to not cover Emmis’ defense costs under Emmis’ directors and officers insurance policy in a lawsuit related to the Company’s preferred stock in which Emmis was the defendant (the “Prior Litigation”). On March 21, 2018, Emmis was granted summary judgment entitling it to coverage of its defense costs in the Prior Litigation. On October 10, 2018, Emmis and INIC agreed that the amount of Emmis’ damages are $3.5 million. On November 7, 2018, INIC appealed the District Court’s summary judgment determination that the insurance policy covers Emmis’ defense costs. The United States Court of Appeals for the Seventh Circuit is scheduled to hear oral arguments by both parties on May 30, 2019. Accordingly, Emmis cannot estimate the amount or timing of a recovery, if any.

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

HOLDERS

At May 3, 2019, there were 2,403 beneficial holders of the Class A common stock, and there was one beneficial holder of the Class B common stock.

DIVIDENDS

Emmis currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future. Emmis’ revolving credit agreement sets forth certain restrictions on our ability to pay dividends. See Note 5 to the accompanying consolidated financial statements for more discussion of the revolving credit agreement.

SHARE REPURCHASES

During the three-month period ended February 28, 2019, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended February 28, 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
December 1, 2018 - December 31, 2018	—	$—	—	$—
January 1, 2019 - January 31, 2019	14,683	$3.95	—	$—
February 1, 2019 - February 28, 2019	37,981	$3.84	—	$—
	52,664		—

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

The following table summarizes the sources of our revenues for the past three years. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to our TagStation and Digonex businesses, network revenues and barter. During the three year period ended February 28, 2019, we sold all of our city and regional magazines with the exception of Indianapolis Monthly. We also sold our radio stations in Terre Haute, Los Angeles and St. Louis. These sales impact the comparability of net revenues in fiscal 2017, 2018 and 2019.

	Years Ended February 28,
	2017	% of Total	2018	% of Total	2019	% of Total
Net revenues:
Local	$121,841	56.8%	$81,949	55.2%	$62,441	54.7%
National	21,706	10.1%	16,261	11.0%	10,472	9.2%
Political	2,163	1.0%	457	0.3%	1,684	1.5%
Publication Sales	4,193	2.0%	412	0.3%	384	0.3%
Non Traditional	22,936	10.7%	17,280	11.6%	12,897	11.3%
Interactive	14,737	6.9%	10,058	6.8%	5,500	4.8%
LMA Fees	10,331	4.8%	10,752	7.2%	11,050	9.7%
Other	16,661	7.7%	11,318	7.6%	9,703	8.5%
Total net revenues	$214,568		$148,487		$114,131

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

The results of our radio operations are heavily dependent on the results of our stations in the New York market, which account for approximately 50% of our radio net revenues. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 2.0% for the twelve months ended February 28, 2019, as compared to the same period of the prior year. During this period, revenues for our New York cluster were down 3.4%. Our underperformance in New York was largely attributable to lower ticket sales revenue for our largest concert, Summer Jam. Poor weather on the day of the concert negatively impacted ticket sales.

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis’ long-term debt agreements substantially limit our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In that respect, over the past three fiscal years we have sold radio stations in Terre Haute, Los Angeles and St. Louis. We have also sold all of our publishing assets, except Indianapolis Monthly. We continue to explore the sale of WLIB-AM in New York and other assets, including land in Indianapolis.

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

FCC Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of February 28, 2019, we have recorded approximately $174.9 million in goodwill and FCC licenses, which represents approximately 74% of our total assets.

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

Below are some of the key assumptions used in our annual impairment assessments. In recent years, we have reduced long-term growth rates in the markets in which we operate based on recent industry trends and our expectations for the markets going forward. The methodology used to value our FCC licenses has not changed in the three-year period ended February 28, 2019.

	December 1, 2016	December 1, 2017	December 1, 2018
Discount Rate	12.2% - 12.5%	12.1% - 12.4%	11.9% - 12.3%
Long-term Revenue Growth Rate	1.0% - 2.0%	1.0% - 1.8%	0.3% - 1.0%
Mature Market Share	3.1% - 30.4%	12.7% - 31.1%	12.9% - 30.2%
Operating Profit Margin	25.1% - 39.1%	27.0% - 39.1%	26.0% - 38.0%

The Company recorded impairment charges related to FCC licenses in two of the past three years. Impairment charges recognized as part of our December 1, 2016 and 2018 annual testing were $6.9 million and $0.3 million, respectively. These impairments were mostly related to declining market revenues combined with lowered expectations for future long-term revenue growth rates as noted in the table above.

Valuation of Goodwill

ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. The Company conducts its impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market, excluding any stations that are being operated pursuant to an LMA). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as well as recent market transactions as a benchmark for the multiple it applies to its radio reporting units. For the annual assessment performed as of December 1, 2018, the Company applied a market multiple of 8.0 times the reporting unit’s operating performance. Management believes this methodology for valuing radio properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations.

The Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment as of March 1, 2017. Prior to March 1, 2017, the Company performed a two-step impairment test for goodwill. Goodwill impairment recorded during the year ended February 28, 2017 was recorded using the two-step methodology. Goodwill impairments recorded from March 1, 2017 forward will be recorded using the simplified method as described above.

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

During the quarter ended August 31, 2016, the Company lowered its growth expectations for Digonex for the next several years due to slow client adoption of dynamic pricing services. While the Company continues to believe in the long-term growth prospects of Digonex, the lengthy sales cycle has caused Digonex to perform below expectations to date. The combination of lower-than-expected current period results, coupled with downward revisions to future revenue projections, resulted in an impairment indicator that caused the Company to assess goodwill and related intangibles on an interim basis during the quarter ended August 31, 2016. The Company’s discounted cash flow analysis for Digonex indicated a nominal enterprise value. Therefore, in connection with the interim impairment test, Emmis determined that Digonex’s goodwill was fully impaired and recorded an impairment loss of $2.1 million. Subsequent to our impairment of Digonex goodwill and the sale of Texas Monthly (see note 7 to our consolidated financial statements for more discussion), the Company’s goodwill relates entirely to its Radio segment.

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

Sensitivity Analysis

Based on the results of our December 1, 2018 annual impairment assessment, the fair value of our broadcasting licenses was approximately $203.6 million, which was in excess of the $170.5 million carrying value by $33.1 million, or 19.4%. Should our estimates or assumptions worsen, or should negative events or circumstances occur in the units that have limited fair value cushion, additional license impairments may be needed.

	Radio Broadcasting Licenses
	As of December 1, 2018
Unit of Accounting	Carrying Value	Fair Value	Percentage by which fair value exceeds carrying value
New York Cluster	71,614	102,976	43.8%
98.7FM (New York)	46,390	47,112	1.6%
Austin Cluster	34,720	35,675	2.8%
Indianapolis Cluster	17,823	17,823	0.0%
Total	170,547	203,586	19.4%

If we were to assume a 100 basis point change in any of our three key assumptions (a reduction in the long-term revenue growth rate, a reduction in local commercial share or an increase in the discount rate) used to determine the fair value of our broadcasting licenses on December 1, 2018, the resulting impairment charge would have been $21.3 million, $13.4 million and $9.9 million, respectively. Also, if we were to assume a market multiple decrease of one or a 10% decrease in the two-year average station operating income, two of the key assumptions used to determine the fair value of our goodwill on December 1, 2018, the resulting estimates of enterprise valuations would still exceed the carrying values of the enterprises. As such, no additional goodwill impairment would be recognized if either of these two key assumptions were lowered.

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

Insurance Claims and Loss Reserves

The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.4 million and $0.2 million accrued for employee healthcare claims as of February 28, 2018 and 2019, respectively. The Company also maintains large deductible programs (ranging from $100 thousand to $250 thousand per occurrence) for workers’ compensation, employment liability, automotive liability and media liability claims.

DISPOSITIONS

The transactions described below impact the comparability of operating results for the three years ended February 28, 2019.

Sale of St. Louis radio stations

On April 30, 2018, Emmis closed on its sale of substantially all of the assets of its radio stations in St. Louis in two separate transactions. In one transaction, Emmis sold the assets of KSHE-FM and KPNT-FM to affiliates of Hubbard Radio. In the other transaction, Emmis sold the assets of KFTK-FM and KNOU-FM to affiliates of Entercom Communications Corp. Emmis decided to sell its stations in St. Louis to further reduce overall indebtedness. At closing, Emmis received aggregate gross proceeds of $60.0 million. After deducting estimated taxes payable and transaction-related expenses, net proceeds totaled approximately $40.5 million and were used to repay term loan indebtedness under Emmis’ senior credit facility. The taxes payable as a result of the transactions were not immediately due, so we repaid amounts outstanding under our revolver and we held excess cash on our balance sheet to enhance our liquidity position until we remit the taxes when due. Emmis recorded a $32.1 million gain on the sale of its St. Louis stations. Our St. Louis radio stations had historically been included in our Radio segment. These disposals did not qualify for reporting as a discontinued operation as they did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45-1C.

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

Sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine

On February 28, 2017, Emmis closed on its sale of substantially all of the assets of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine (the “Hour Magazines”) for gross proceeds of $6.5 million to Hour Media Group, LLC. The Company previously announced that it was exploring strategic alternatives for its publishing division, excluding Indianapolis Monthly. Emmis decided to sell most of its publishing assets to reduce debt outstanding. Emmis received net proceeds of $2.9 million, consisting of the stated purchase price of $6.5 million, less $0.7 million held in escrow and disposition costs totaling $2.9 million. The $2.9 million of disposition costs primarily relate to $1.6 million of severance costs and transaction advisory fees of $1.0 million. The funds held in escrow secure Emmis’ post-closing indemnification obligations in the purchase agreement and were scheduled to be released six months after the closing of the transaction. The release of these funds from escrow is currently being litigated. See Note 11 to the accompanying consolidated financial statements. After settling retention bonuses to affected employees, net proceeds were used to repay term loan indebtedness under Emmis’ senior credit facility. Emmis recorded a $2.7 million gain on the sale of the Hour Magazines. These magazines had historically been included in our Publishing segment. This disposal did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45-1C.

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

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 2018 COMPARED TO YEAR ENDED FEBRUARY 28, 2019

Net revenues:

	For the years ended February 28,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$142,852	$108,018	$(34,834)	(24.4)%
Publishing	4,521	4,678	157	3.5%
Emerging Technologies	1,114	1,435	321	28.8%
Total net revenues	$148,487	$114,131	$(34,356)	(23.1)%

Radio net revenues decreased during the year ended February 28, 2019 mostly due to the sale of our St. Louis radio stations on April 30, 2018. Excluding the effects of radio station sales, our radio net revenues would have been down 3.2% for the year ended February 28, 2019. Our net revenues were negatively impacted by lower ticket sales revenue for our largest concert, Summer Jam. Poor weather on the day of the concert negatively impacted ticket sales.

We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. A summary of market revenue performance and Emmis’ revenue performance in those markets for the year ended February 28, 2019 is presented below:

	For the year ended February 28, 2019
	Overall Market	Emmis
Market	Revenue Performance	Revenue Performance[1]
New York	(2.0%)	(3.4%)
Indianapolis	(2.7%)	(1.3%)
Austin	3.9%	(1.8%)
All Markets	(1.3%)	(2.5%)

[1]	Emmis revenue performance in New York excludes the results of WEPN-FM, which is being operated pursuant to an LMA.

Publishing net revenues were up for the year ended February 28, 2019 mostly due to a $0.2 million increase in advertising sales over the prior year.

Emerging technologies net revenues, which primarily related to pricing services provided by Digonex and licensing fees of our TagStation software, increased during the year ended February 28, 2019 principally due to client growth at Digonex. During the quarter ended November 30, 2018, we decided to dramatically reduce the scale of our TagStation business. The Company does not expect to generate revenues from this business going forward.

Station operating expenses excluding depreciation and amortization expense:

	For the years ended February 28,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$102,413	$76,128	$(26,285)	(25.7)%
Publishing	5,035	4,822	(213)	(4.2)%
Emerging Technologies	12,310	10,083	$(2,227)	(18.1)%
Total station operating expenses excluding depreciation and amortization expense	$119,758	$91,033	$(28,725)	(24.0)%

The decrease in station operating expenses excluding depreciation and amortization expense for our radio division for the year ended February 28, 2019 is mostly due to the sale of our St. Louis radio stations on April 30, 2018. Excluding the effects of radio station sales, our radio station operating expenses excluding depreciation and amortization expense would have been down 0.2% for the year ended February 28, 2019, as compared to the same period of the prior year.

The decrease in station operating expenses excluding depreciation and amortization expense for publishing for the year ended February 28, 2019 was mostly due a decrease in employee-related costs.

Station operating expenses excluding depreciation and amortization expense for emerging technologies decreased in the year ended February 28, 2019 mostly due to a dramatic reduction of scale of our TagStation business during the fourth quarter of fiscal 2019. Also contributing to the decline in operating expenses were nonrecurring charges in the prior year including (i) NextRadio funding $0.6 million of its obligation to Sprint with the proceeds of a third party loan in March 2017, which was remitted to Sprint, and (ii) Emmis contributing $0.3 million to NextRadio, which was remitted to Sprint in connection with the final payment to Sprint, both of which were expensed at the time of remittance to Sprint.

Corporate expenses excluding depreciation and amortization expense:

	For the years ended February 28,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$10,712	$10,313	$(399)	(3.7)%

Corporate expenses excluding depreciation and amortization expense decreased during the year ended February 28, 2019 mostly due to lower employee compensation and benefit costs.

Impairment loss on intangible assets:

	For the years ended February 28,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss on intangible assets:
Radio	$265	$343	$78	29.4%

In connection with the annual impairment review conducted on December 1, 2018, the Company concluded that the FCC Licenses associated with its Indianapolis radio operations were impaired and recorded an impairment loss of $0.3 million.

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

Depreciation and amortization:

	For the years ended February 28,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$2,792	$2,338	$(454)	(16.3)%
Publishing	19	18	(1)	(5.3)%
Corporate & Emerging Technologies	817	857	40	4.9%
Total depreciation and amortization	$3,628	$3,213	$(415)	(11.4)%

The decrease in radio depreciation and amortization expense for the year ended February 28, 2019 mostly relates to the sale of our radio stations in St. Louis on April 30, 2018.

The increase in corporate & emerging technologies is due to depreciation of new equipment placed into service.

(Gain) loss on sale of radio and publishing assets, net of disposition costs:

	For the years ended February 28,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
(Gain) loss on sale of radio and publishing assets, net of disposition costs:
Radio	$(76,745)	$(32,148)	$(44,597)	(58.1)%
Publishing	141	331	190	134.8%
(Gain) loss on sale of radio and publishing assets, net of disposition costs	$(76,604)	$(31,817)	$(44,787)	(58.5)%

On April 30, 2018, the Company sold its four radio stations in St. Louis and recorded a $32.1 million gain on sale of these stations. On August 1, 2017, the Company closed on its sale of KPWR-FM in Los Angeles and recorded a $76.7 million gain on sale of assets, net of disposition costs.

The loss on sale of publishing assets mostly relates to the legal fees and eventual settlement of a dispute with Hour Media, the buyer of Los Angeles Magazine, Cincinnati Magazine, Atlanta Magazine and Orange Coast Magazine.

Operating income (loss):

	For the years ended February 28,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$114,209	$61,300	$(52,909)	(46.3)%
Publishing	(687)	(493)	194	28.2%
Corporate & Emerging Technologies	(22,725)	(19,818)	2,907	12.8%
Total operating income (loss)	$90,797	$40,989	$(49,808)	(54.9)%

Radio operating income decreased due to the net effect of the sale of our St. Louis radio stations in the current year and KPWR-FM in the prior year.

Publishing operating loss decreased due to better revenue performance and lower employee costs.

Corporate and emerging technologies operating loss decreased mostly due to lower operating expenses as a result of the scale-down of our TagStation business during the fourth quarter of Fiscal 2019.

Interest expense:

	For the years ended February 28,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(15,143)	$(8,103)	$(7,040)	(46.5)%

The decrease in interest expense is attributable to lower debt balances as the Company used the proceeds from its St. Louis radio station sales to reduce debt outstanding.

Loss on debt extinguishment:

	For the years ended February 28,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(2,662)	$(779)	$(1,883)	(70.7)%

The Company repaid outstanding term loans under its credit facility with proceeds from asset sales during fiscal 2018 and fiscal 2019. The pro-rata portion of unamortized debt discount that was written-off in connection with these repayments was classified as a loss on debt extinguishment.

(Benefit) provision for income taxes:

	For the years ended February 28,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
(Benefit) provision for income taxes	$(11,732)	$6,167	$17,899	N/M

Our effective income tax rate was (16%) and 19% for the years ended February 28, 2018 and 2019, respectively. During the year ended February 28, 2018, the taxable gain associated with the sale of KPWR-FM was mostly offset by the utilization of deferred tax assets, including substantially all Federal net operating loss carryforwards.  The benefit recorded in fiscal 2018 principally relates to the Tax Cuts and Jobs Act (the “Act”), which was signed into law on December 22, 2017. Among its numerous changes to the Internal Revenue Code, the Act reduced U.S. corporate rates from 35% to 21%. The corresponding reduction of deferred tax liabilities based on this lower rate resulted in a one-time benefit of $14.2 million in fiscal 2018. Our effective tax rate of 19% for the year ended February 28, 2019 differed from the statutory rate due to realization of alternative minimum tax credits that were previously fully reserved.

Consolidated net income:

	For the years ended February 28,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$84,759	$26,079	$(58,680)	(69.2)%

The decrease in consolidated net income is principally due to the difference in the gains on sale recorded in connection with our sale of KPWR-FM in the prior year and our St. Louis radio stations in the current year, coupled with the effect of the one-time tax benefit recorded in the prior year related to the Act.

YEAR ENDED FEBRUARY 28, 2017 COMPARED TO YEAR ENDED FEBRUARY 28, 2018

A discussion comparing the years ended February 28, 2017 and February 28, 2018 is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2018, filed on May 10, 2018, as part of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

APRIL 2019 REFINANCING

On April 12, 2019, Emmis and certain of its subsidiaries entered into three loan agreements, consisting of:

1.

$12 million revolving credit agreement by and among Wells Fargo Bank, National Association, as lender, the Company, Emmis Operating Company, a wholly owned subsidiary of the Company, and certain other subsidiaries as borrowers (the “Revolving Credit Agreement”)

2.	$23 million mortgage by and between Emmis Operating Company and Emmis Indiana Broadcasting, L.P., as borrowers, and Star Financial Bank, as lender (the “Mortgage”)
3.	$4 million term loan, by and between Emmis Operating Company, as borrower, and Barrett Investment Partners, LLC, as lender (the “Term Loan”)

The Revolving Credit Agreement expires April 12, 2024, provided the Term Loan is repaid, replaced, or extended by October 12, 2021. Amounts borrowed under the Revolving Credit Agreement bear interest at daily three-month LIBOR plus 2.50%. A commitment fee of 0.50% per annum is charged for unused amounts under the Revolving Credit Agreement. Pursuant to a Guaranty and Security Agreement, dated as of April 12, 2019, by and among Wells Fargo Bank, National Association, as lender, the Company, Emmis Operating Company, and certain other subsidiaries as borrowers (the “GSA”), the obligations under the Revolving Credit Agreement are secured by a perfected first priority security interest in certain of the Company’s accounts receivable and fixed assets, as well as security interests in certain other assets of the Company. Borrowing under the Revolving Credit Agreement depends upon continued compliance with certain operating covenants and financial covenants, including maintaining a fixed charge coverage ratio, as specifically defined in the Revolving Credit Agreement, of at least 1.10:1.00. No amounts may be borrowed under the Revolving Credit Agreement unless and until all (i) existing income tax obligations, currently estimated to be approximately $7 million, are paid in full, or (ii) the borrowing is used to pay such income tax obligations. The operating and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying certain dividends, redeeming or repurchasing capital stock, acquisitions and asset sales. No default or event of default has occurred or is continuing.

The Mortgage expires April 12, 2029, and is secured by a perfected first priority security interest in the Company’s headquarters building in Indianapolis, Indiana, and approximately 70 acres of land owned by the Company in Whitestown, Indiana, which currently is used as a tower site for one of the Company’s radio stations. The Mortgage bears interest at 5.48% per annum and requires monthly principal and interest payments using a 25 year amortization period, with a balloon payment due at expiration. The Mortgage requires continued compliance with certain operating covenants and financial covenants, including maintaining a fixed charge coverage ratio, as specifically defined in the Mortgage, of at least 1.10:1.00, and requires certain proceeds from asset sales to be used to repay the Mortgage indebtedness.

The Term Loan expires April 12, 2022, and is secured by a pledge of the Company’s controlling ownership interest in a partnership that owns and operates 6 radio stations in Austin, Texas. The Term Loan bears interest at 10% per annum the first year, with the rate increasing to 12% in the second year and to 14% in the third year. The Term Loan requires monthly principal and interest payments, and is prepayable at par at any time provided that interest of at least $125,000 must be paid to the lender.

2014 CREDIT AGREEMENT

On June 10, 2014, Emmis entered into the 2014 Credit Agreement, by and among the Company, EOC, as borrower (the “Borrower”), certain other subsidiaries of the Company, as guarantors (the “Subsidiary Guarantors”) and the lenders party thereto. As discussed above, the Company repaid all amounts outstanding under the 2014 Credit Agreement on April 12, 2019. Capitalized terms in this section not defined elsewhere in this 10-K are defined in the 2014 Credit Agreement and related amendments.

As of February 28, 2019, the 2014 Credit Agreement consisted of the remaining balance of a term loan ($69.5 million and $25.0 million as of February 28, 2018 and 2019, respectively). The revolving credit facility matured on August 31, 2018. Outstanding revolver borrowings as of February 28, 2018 were $9.0 million and were fully paid prior to the maturity date. The revolving credit facility included a sub-facility for the issuance of up to $5.0 million of letters of credit. No letters of credit were outstanding during the three years ended February 28, 2019.

Amounts outstanding under the 2014 Credit Agreement bore interest, at the Company’s option, at either (i) the Alternate Base Rate (but not less than 2.00%) plus 6.00% or (ii) the Adjusted LIBO Rate plus 7.00%. The Company paid an unused commitment fee of 75 basis points per annum on the average unused amount of the revolving credit facility prior to its maturity. Principal payments on the term loans after July 18, 2018 were accompanied by a fee to the lenders equal to 2% of the amount being repaid. Additionally, on each ninety day anniversary of July 18, 2018, such redemption fee increased by an additional 0.5% and the interest rate on amounts outstanding increased by 0.5%. The weighted average borrowing rate of amounts outstanding related to the 2014 Credit Agreement was 8.7% and 10.5% at February 28, 2018 and 2019, respectively.

Our 2014 Credit Agreement debt was carried net of an unamortized original issue discount of $1.8 million and $0.1 million as of February 28, 2018 and 2019, respectively. The original issue discount was amortized as additional interest expense over the life of the 2014 Credit Agreement.

The 2014 Credit Agreement required mandatory prepayments for, among other things, proceeds from the sale of assets, insurance proceeds and Consolidated Excess Cash Flow (as defined in the 2014 Credit Agreement).

The 2014 Credit Agreement required the Company to comply with certain financial and non-financial covenants. These covenants included a Total Leverage Ratio covenant of 4.00:1.00. The Company maintained compliance with all financial and non-financial covenants through the repayment of the term loan on April 12, 2019.

The obligations under the 2014 Credit Agreement were secured by a perfected first priority security interest in substantially all of the assets of the Company, the Borrower and the Subsidiary Guarantors.

SOURCES OF LIQUIDITY

Our primary sources of liquidity are cash provided by operations and cash available through borrowings under our Revolving Credit Agreement. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements and investments in future growth opportunities in new businesses.

At February 28, 2019, we had cash and cash equivalents of $5.4 million and net working capital of ($27.4) million. At February 28, 2018, we had cash and cash equivalents of $4.1 million and net working capital of $27.1 million. The decrease in net working capital is largely due to our St. Louis radio stations being classified as current assets held for sale as of February 28, 2018 and our $25.0 million term loan, which was reclassified to current in the current year given its April 2019 maturity date.

The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2020 with cash and cash equivalents on hand and projected cash flows from operations. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2020.

Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs. A discussion of the Company’s liquidity for the year ended February 28, 2017 is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2018, filed on May 10, 2018, as part of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Liquidity.

Operating Activities

Cash flows used in operating activities were $0.1 million for the year ended February 28, 2018 versus cash flows provided by operating activities of $7.7 million for the year ended February 28, 2019. The increase in cash flows provided by operating activities was mostly attributable to a decrease in cash paid for interest.  During the past two fiscal years, the Company sold its radio station in Los Angeles and its radio stations in St. Louis and used the majority of the net proceeds to repay outstanding debt.

Investing Activities

Cash flows provided by investing activities of $59.7 million for the year ended February 28, 2019 consisted of $60.2 million of proceeds from the sale of our St. Louis radio stations, partially offset by $0.5 million of capital expenditures.

Cash flows provided by investing activities of $78.4 million for the year ended February 28, 2018 consisted of $80.2 million of proceeds from the sale of KPWR-FM in Los Angeles, partially offset by $1.8 million of capital expenditures.

Financing Activities

Cash used in financing activities of $65.6 million for the year ended February 28, 2019 primarily relates to net payments on our long-term debt of $60.0 million, distributions to noncontrolling interests of $5.3 million and the settlement of tax withholding obligations of $0.6 million.

Cash used in financing activities of $85.9 million for the year ended February 28, 2018 primarily relates to net payments on our long-term debt of $79.1 million, distributions to noncontrolling interests of $4.9 million, debt-related costs of $1.6 million and the settlement of tax withholding obligations of $0.4 million.

As of February 28, 2019, Emmis had $25.0 million of borrowings under the 2014 Credit Agreement, all of which were current, and $57.4 million of non-recourse debt ($7.2 million current and $50.2 million long-term). Borrowings under the 2014 Credit Agreement bore interest, at our option, at a rate equal to the Eurodollar rate or an alternative Base Rate plus a margin. The non-recourse debt bears interest ranging from 2.0% to 5.0% per annum. As of February 28, 2019, our weighted average borrowing rate under our 2014 Credit Agreement was approximately 10.5%.

Subsequent to the Company’s refinancing on April 12, 2019, the Company’s weighted average borrowing rate was 6.1%, excluding our various nonrecourse debt instruments.

Subsequent to the Company’s refinancing on April 12, 2019, the debt service requirements of Emmis over the next twelve-month period are expected to be $1.7 million related to our Mortgage, ($0.4 million of principal repayments and $1.3 million of interest payments), $9.0 million related to our 98.7FM non-recourse debt ($7.3 million of principal repayments and $1.7 million of interest payments) and $1.6 million related to our Term Loan ($1.3 million of principal repayments and $0.3 million of interest payments). Digonex non-recourse debt ($6.2 million face amount, $6.1 million carrying amount as of February 28, 2019) is due in December 2020. NextRadio non-recourse debt of $4.0 million is due in December 2021. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. Our Revolving Credit Agreement bears interest at variable rates based on amounts borrowed. As of May 1, 2019, the Company had not borrowed any amounts under the Revolving Credit Agreement.

As of May 3, 2019, we had $8.1 million available for additional borrowing under our Revolving Credit Agreement, $7.0 million of which must be used to pay remaining income tax obligations. Availability under the Revolving Credit Agreement depends upon, among other things, our continued compliance with certain operating covenants and financial ratios. Emmis was in compliance with these covenants as of May 2, 2019.

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis Operating Company’s credit facility substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. See Note 7 to our consolidated financial statements for a discussion of dispositions that occurred during the three years ended February 2019.

INTANGIBLES

As of February 28, 2019, approximately 74% of our total assets consisted of FCC licenses and goodwill, the value of which depends significantly upon the operational results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our FCC licenses have been renewed (or a waiver has been granted pending renewal) at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Emmis Communications Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation and Subsidiaries (the Company) as of February 28, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity (deficit), and cash flows for each of the three years in the period ended February 28, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2019, in conformity with U.S. generally accepted accounting principles.

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

May 9, 2019

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the year ended February 28,
	2017	2018	2019
NET REVENUES	$214,568	$148,487	$114,131
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense	180,085	119,758	91,033
Corporate expenses excluding depreciation and amortization expense	11,359	10,712	10,313
Impairment loss on intangible assets	9,843	265	343
Depreciation and amortization	4,806	3,628	3,213
Gain on sale of radio and publishing assets, net of disposition costs	(23,557)	(76,604)	(31,817)
Loss (gain) on sale of assets	124	(69)	57
Total operating expenses	182,660	57,690	73,142
OPERATING INCOME	31,908	90,797	40,989
OTHER EXPENSE:
Interest expense	(18,018)	(15,143)	(8,103)
Loss on debt extinguishment	(620)	(2,662)	(779)
Other (expense) income, net	(160)	35	139
Total other expense	(18,798)	(17,770)	(8,743)
INCOME BEFORE INCOME TAXES	13,110	73,027	32,246
(BENEFIT) PROVISION FOR INCOME TAXES	(110)	(11,732)	6,167
CONSOLIDATED NET INCOME	13,220	84,759	26,079
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	101	2,630	2,727
NET INCOME ATTRIBUTABLE TO THE COMPANY	$13,119	$82,129	$23,352

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - (CONTINUED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the year ended February 28,
	2017	2018	2019
Basic net income per share attributable to common shareholders:	$1.09	$6.65	$1.85
Diluted net income per share attributable to common shareholders:	$1.07	$6.50	$1.74
Basic weighted average common shares outstanding	12,040	12,347	12,606
Diluted weighted average common shares outstanding	12,229	12,626	13,448

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the year ended February 28,
	2017	2018	2019
CONSOLIDATED NET INCOME	$13,220	$84,759	$26,079
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	101	2,630	2,727
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$13,119	$82,129	$23,352

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,
	2018	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,107	$5,438
Restricted cash	2,008	2,504
Accounts receivable, net of allowance for doubtful accounts of $539 and $395, respectively	20,594	16,775
Prepaid expenses	3,234	3,831
Assets held for sale	26,170	—
Other	3,680	1,446
Total current assets	59,793	29,994
PROPERTY AND EQUIPMENT:
Land and buildings	26,608	26,443
Leasehold improvements	9,239	9,036
Broadcasting equipment	34,623	33,089
Office equipment, computer equipment, software and automobiles	24,773	21,040
Construction in progress	696	19
	95,939	89,627
Less-accumulated depreciation and amortization	69,338	66,150
Total property and equipment, net	26,601	23,477
INTANGIBLE ASSETS:
Indefinite lived intangibles	170,890	170,547
Goodwill	4,338	4,338
Other intangibles	2,154	2,154
	177,382	177,039
Less-accumulated amortization	1,101	1,396
Total intangible assets, net	176,281	175,643
OTHER ASSETS:
Investments	800	800
Deposits and other	7,669	7,832
Total other assets	8,469	8,632
Total assets	$271,144	$237,746

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (CONTINUED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	FEBRUARY 28,
	2018	2019
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,394	$4,451
Current maturities of long-term debt	16,037	32,150
Accrued salaries and commissions	3,541	2,570
Deferred revenue	4,030	4,055
Income taxes payable	381	11,218
Other	2,314	2,922
Total current liabilities	32,697	57,366
LONG-TERM DEBT, NET OF CURRENT PORTION	122,849	48,757
OTHER NONCURRENT LIABILITIES	5,932	6,024
DEFERRED INCOME TAXES	31,403	25,232
Total liabilities	192,881	137,379
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Class A common stock, $0.01 par value; authorized 42,500,000 shares; issued and outstanding 11,649,440 shares and 11,809,291 shares at February 28, 2018 and 2019, respectively	116	118
Class B common stock, $0.01 par value; authorized 7,500,000 shares; issued and outstanding 1,142,366 shares and 1,242,366 shares at February 28, 2018 and 2019, respectively	11	12
Class C common stock, $0.01 par value, authorized 7,500,000 shares; none issued	—	—
Additional paid-in capital	594,708	595,984
Accumulated deficit	(547,252)	(523,900)
Total shareholders’ equity	47,583	72,214
NONCONTROLLING INTERESTS	30,680	28,153
Total equity	78,263	100,367
Total liabilities and equity	$271,144	$237,746

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

FOR THE THREE YEARS ENDED FEBRUARY 28, 2019

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Class A Common Stock		Class B Common Stock		Series A Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Noncontrolling Interests	Total
BALANCE, FEBRUARY 29, 2016	10,402,400	$104	1,142,366	$11	866,319	$9	$589,830	$(642,500)	$38,397	$(14,149)
Net income	—	—	—	—	—	—	—	13,119	101	13,220
Exercise of stock options and related income tax benefits	57,738	1	—	—	—	—	114	—	—	115
Issuance of Common Stock to employees and officers and related income tax benefits	213,197	2	—	—	—	—	2,372	—	—	2,374
Conversion of Preferred Stock to Class A Common Stock	606,423	6		—	(866,319)	(9)	9	—	—	6
Purchase of Class A Common Stock	(1,693)	—	—	—	—	—	(5)	—	—	(5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(5,577)	(5,577)
BALANCE, FEBRUARY 28, 2017	11,278,065	$113	1,142,366	$11	-	$-	$592,320	$(629,381)	$32,921	$(4,016)
Net income	—	—	—	—	—	—	—	82,129	2,630	84,759
Exercise of stock options and related income tax benefits	52,250	—	—	—	—	—	131	—	—	131
Issuance of Common Stock to employees and officers and related income tax benefits	319,125	3	—	—	—	—	2,257	—	—	2,260
Conversion of Preferred Stock to Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Purchase of Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,871)	(4,871)
BALANCE, FEBRUARY 28, 2018	11,649,440	$116	1,142,366	$11	—	$—	$594,708	$(547,252)	$30,680	$78,263
Net income	—	—	—	—	—	—	—	23,352	2,727	26,079
Exercise of stock options and related income tax benefits	157,918	2	—	—	—	—	366	—	—	368
Issuance of Common Stock to employees and officers and related income tax benefits	1,933	—	100,000	1	—	—	910	—	—	911
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(5,254)	(5,254)
BALANCE, FEBRUARY 28, 2019	11,809,291	$118	1,242,366	$12	$—	$—	$595,984	$(523,900)	$28,153	$100,367

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	FOR THE YEAR ENDED FEBRUARY 28 (29),
	2017	2018	2019
OPERATING ACTIVITIES:
Consolidated net income	$13,220	$84,759	$26,079
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Gain on sale of radio and publishing assets, net of disposition costs	(23,557)	(76,604)	(31,817)
Impairment losses on long-lived assets	9,843	265	647
Loss on debt extinguishment	620	2,662	779
Noncash accretion of debt instruments to interest expense	743	495	82
Amortization of deferred financing costs, including original issue discount	1,661	2,536	1,198
Impairment of assets held for sale	—	—	205
Depreciation and amortization	4,806	3,628	3,213
Provision for bad debts	377	699	816
Benefit for deferred income taxes	(178)	(12,134)	(6,171)
Noncash compensation	2,920	2,654	1,554
Loss on investments including other-than-temporary impairment	254	—	—
Loss (gain) on sale of assets	124	(69)	57
Changes in assets and liabilities—
Accounts receivable	3,460	5,191	3,003
Prepaid expenses and other current assets	1,639	(631)	948
Other assets	(644)	(507)	(161)
Accounts payable and accrued liabilities	5,131	(9,701)	(4,845)
Deferred revenue	(294)	(463)	597
Income taxes	(76)	(121)	10,810
Other liabilities	(788)	(2,733)	745
Net cash provided by (used in) operating activities	19,261	(74)	7,739
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,850)	(1,809)	(518)
Proceeds from the sale of assets	31,980	80,238	60,171
Other	19	—	—
Net cash provided by investing activities	29,149	78,429	59,653
FINANCING ACTIVITIES:
Payments on long-term debt	(55,970)	(100,833)	(62,538)
Proceeds from long-term debt	21,350	21,690	2,500
Settlement of tax withholding obligations	(539)	(393)	(641)
Dividends and distributions paid to noncontrolling interests	(5,577)	(4,871)	(5,254)
Proceeds from exercise of stock options and employee stock purchases	115	131	368
Payments for debt related costs	(32)	(1,636)	—
Other	(5)	—	—
Net cash used in financing activities	(40,658)	(85,912)	(65,565)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,752	(7,557)	1,827
CASH AND CASH EQUIVALENTS:
Beginning of period	5,920	13,672	6,115
End of period	$13,672	$6,115	$7,942
SUPPLEMENTAL DISCLOSURES:
Cash paid for (refund from) —
Interest	$15,618	$13,334	$5,765
Income taxes	112	2,636	(467)
Noncash financing transactions —
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	2,920	2,650	1,554

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

Substantially all of ECC’s business is conducted through its subsidiaries. Our long-term debt agreements contain certain provisions that may restrict the ability of ECC’s subsidiaries to transfer funds to ECC in the form of cash dividends, loans or advances.

Common Stock Reverse Split

On July 8, 2016, the Company effected a one-for-four reverse stock split for its Class A, Class B and Class C common stock. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

Revenue Recognition

The Company generates from the sale of services and products including, but not limited to: (i) on-air commercial broadcast time, (ii) magazine-related display advertising, (iii) magazine circulation and newsstand revenues, (iv) non-traditional revenues including event-related revenues and event sponsorship revenues, (v) revenues generated from LMAs and (vi) digital advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Substantially all deferred revenue is recognized within twelve months of the payment date. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.

Advertising

On-air broadcast revenue and magazine display revenue are recognized when or as performance obligations under the terms of a contract with a customer are satisfied. This typically occurs over the period of time that advertisements are provided, or as an event occurs. Revenues are reported at the amount the Company expects to be entitled to receive under the contract. Payments received by advertisers before the performance obligation is satisfied are recorded as deferred revenue in the consolidated balance sheet. Substantially all deferred revenue is recognized within twelve months of the payment date.

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

LMA Fees

LMA fee revenue relates to fees that the Company collects from third parties in exchange for the right to program and sell advertising for a specified portion of a radio stations’ inventory of broadcast time. These revenues are generally recognized ratably over the duration that the third party programs the radio station.

Digital

Digital revenue relates to revenue generated from the sale of digital marketing services (including display advertisements and video sponsorships) to advertisers. Digital revenues are generally recognized as the digital advertising is delivered.

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	For the Year Ended February 28,
	2017	% of Total	2018	% of Total	2019	% of Total
Net revenues:
Advertising	$145,710	67.9%	$98,667	66.4%	$74,597	65.4%
Circulation	4,193	2.0%	412	0.3%	384	0.3%
Non Traditional	22,936	10.7%	17,280	11.6%	12,897	11.3%
LMA Fees	10,331	4.8%	10,752	7.2%	11,050	9.7%
Digital	14,737	6.9%	10,058	6.8%	5,500	4.8%
Other	16,661	7.7%	11,318	7.7%	9,703	8.5%
Total net revenues	$214,568		$148,487		$114,131

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for doubtful accounts for the three years ended February 28, 2019 was as follows:

	Balance At Beginning Of Year	Provision	Write-Offs	Balance At End Of Year
Year ended February 28, 2017	$934	$377	$(408)	$903
Year ended February 28, 2018	903	699	(1,063)	539
Year ended February 28, 2019	539	816	(960)	395

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

On May 8, 2017, Emmis and an affiliate of the Meruelo Group (the “Meruelo Group”) entered into an LMA and asset purchase agreement related to KPWR-FM in Los Angeles. This LMA started on July 1, 2017 and terminated with the consummation of the sale of KPWR-FM on August 1, 2017. Emmis recognized $0.4 million of LMA fee revenue which is included in net revenues in our accompanying consolidated statements of operations during the year ended February 28, 2018. See Note 7 for more discussion of our sale of KPWR-FM to the Meruelo Group.

On April 30, 2018, Emmis closed on the sale of substantially all of its radio station assets in St. Louis. The St. Louis stations were operated pursuant to LMAs from March 1, 2018 through April 30, 2018. The buyers of the stations paid LMA fees totaling $0.7 million during the period, which is included in net revenues in our accompanying consolidated statements of operations during the year ended February 28, 2019. See Note 7 for more discussion of our sale of our St. Louis radio stations.

LMA fees recorded as net revenues in the accompanying consolidated statements of operations were as follows for the three years ended February 28, 2019:

	For the years ended February 28,
	2017	2018	2019
98.7FM, New York	$10,331	$10,331	$10,331
KPWR-FM, Los Angeles	—	421	—
St. Louis Radio Cluster	—	—	719
Total LMA fees	$10,331	$10,752	$11,050

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

Restricted Cash

As of February 28, 2019, restricted cash relates to cash on deposit in trust accounts related to our 98.7FM LMA in New York City that services long-term debt and cash held by JPMorgan Chase as collateral to secure the Company’s corporate purchasing card and travel and expense programs. Restricted cash as of February 28, 2018 also included cash held in escrow related to our sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine. The funds held in escrow as of February 28, 2018 were released during fiscal 2019 as the Company settled litigation with the buyer of these magazines during the year. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the same amounts shown in the consolidated statements of cash flows:

	As of February 28,
	2018	2019
Cash and cash equivalents	$4,107	$5,438
Restricted cash:
98.7FM LMA restricted cash (see Note 8)	1,358	1,504
Cash used to secure the Company's purchasing card and travel and expense programs	—	1,000
Cash held in escrow from magazine sale restricted cash (see Note 7)	650	—
Total cash, cash equivalents and restricted cash	$6,115	$7,942

Property and Equipment

Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, five to seven years for broadcasting equipment, five years for automobiles, office equipment and computer equipment, and three to five years for software. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See below for more discussion of impairment policies related to our property and equipment. Depreciation expense for the years ended February 2017, 2018 and 2019 was $4.1 million, $3.3 million and $2.9 million, respectively.

Intangible Assets and Goodwill

Indefinite-lived Intangibles and Goodwill

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC Topic 350, “ Intangibles—Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on December 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 9, Intangible Assets and Goodwill, for more discussion of our interim and annual impairment tests performed during the three years ended February 28, 2019.

Definite-lived Intangibles

The Company’s definite-lived intangible assets primarily consist of trademarks, which are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.

Advertising and Subscription Acquisition Costs

Advertising and subscription acquisition costs are expensed when incurred. Advertising expense and subscription acquisition costs for the years ended February 2017, 2018 and 2019 were $5.7 million, $2.6 million and $1.6 million, respectively.

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

Equity method investment

Emmis had a minority interest in a partnership that owns and operates various entertainment websites. During the year ended February 28, 2017, Emmis recorded a noncash impairment charge of $0.3 million in other (expense) income, net in the accompanying consolidated statements of operations as it deemed the investment was impaired and the impairment was other-than-temporary. This impairment charge reduced the carrying value of this investment to zero as of February 28, 2017. Emmis sold its noncontrolling stake in this partnership in March 2017. Proceeds from this sale were immaterial.

Available for sale investment

Emmis’ available for sale investment is an investment in the preferred shares of a non-public company. This investment is accounted for under the provisions of ASC 320, and as such, is carried at its fair value, which Emmis believes approximates its cost basis of $0.8 million.

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

Deferred Revenue and Barter Transactions

Deferred revenue includes deferred barter, other transactions in which payments are received prior to the performance of services (i.e. cash-in-advance advertising and prepaid LMA payments), and deferred magazine subscription revenue. Barter transactions are recorded at the estimated fair value of the product or service received. Revenue from barter transactions is recognized when commercials are broadcast or a publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Magazine subscription revenue is recognized when the publication is shipped. Barter revenues for the years ended February 2017, 2018 and 2019 were $7.8 million, $4.7 million and $3.4 million, respectively, and barter expenses were $7.9 million, $4.8 million, and $3.5 million, respectively.

Earnings Per Share

ASC Topic 260 requires dual presentation of basic and diluted income per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities for the three years ended February 28, 2019 consisted of stock options and restricted stock awards.

The following table sets forth the calculation of basic and diluted net income per share from continuing operations:

	For the year ended
	February 28, 2017			February 28, 2018			February 28, 2019
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders from continuing operations	$13,119	12,040	$1.09	$82,129	12,347	$6.65	$23,352	12,606	$1.85
Impact of equity awards	—	189		—	279		—	842
Diluted net income per common share:
Net income available to common shareholders from continuing operations	$13,119	12,229	$1.07	$82,129	12,626	$6.50	$23,352	13,448	$1.74

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the year ended February 28,
	2017	2018	2019
	(shares in 000’s )
Stock options and restricted stock awards	1,341	1,951	1,089

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

During the year ended February 28, 2019, the Company dramatically scaled back the operations of its TagStation business in Chicago. In connection with this decision, the Company recorded an impairment charge of $0.3 million related to the long-lived tangible assets of TagStation. This charge is included in station operating expenses, excluding depreciation and amortization expense in the accompanying consolidated statements of operations.

Noncontrolling Interests

The Company follows Accounting Standards Codification paragraph 810-10-65-1 to report the noncontrolling interests related to our Austin radio partnership and Digonex. We have a 50.1% controlling interest in our Austin radio partnership. We do not own any of the common equity of Digonex, but we consolidate the entity because we control its board of directors via rights granted in convertible preferred stock and convertible debt that we own. As of February 28, 2019, Emmis owns rights that are convertible into approximately 84% of Digonex’s common equity.

Noncontrolling interests represents the noncontrolling interest holders’ proportionate share of the equity of the Austin radio partnership and Digonex. Noncontrolling interests are adjusted for the noncontrolling interest holders’ proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. Below is a summary of the noncontrolling interest activity for the years ended February 2018 and 2019:

	Austin Radio Partnership	Digonex	Total Noncontrolling Interests
Balance, February 28, 2017	$46,830	$(13,909)	$32,921
Net income (loss)	5,465	(2,835)	2,630
Payments of dividends and distributions to noncontrolling interests	(4,871)	—	(4,871)
Balance, February 28, 2018	47,424	(16,744)	30,680
Net income (loss)	4,976	(2,249)	2,727
Payments of dividends and distributions to noncontrolling interests	(5,254)	—	(5,254)
Balance, February 28, 2019	$47,146	$(18,993)	$28,153

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

Liquidity and Going Concern

In accordance with Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods.

In evaluating the Company’s ability to continue as a going concern, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements were issued (May 9, 2019). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before May 9, 2020.

The Company successfully refinanced its 2014 Credit Agreement Debt in April 2019. Accordingly, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-K. See Note 16 for more discussion of the April 2019 refinance.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326), which introduces new guidance for an approach based on using expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. This standard will be effective for us as of March 1, 2020. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. Upon adoption on March 1, 2019, we expect to recognize a right of use asset and corresponding lease liability of $27 million to $31 million, representing the present value of future lease payments required under our lessee arrangements. We utilized lease terms ranging from 2019 to 2032, including periods for which exercising an extension option is reasonably assured and discount rates from 5.1% to 6.2% when determining the present value of future lease payments. All of our existing lessee arrangements upon adoption will continue to be classified as operating leases, in which case the pattern of lease expense recognition will be unchanged.

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

2. COMMON STOCK

Emmis has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. All Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan, and automatically converts to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 28, 2018 and 2019, no shares of Class C common stock were issued or outstanding.

On July 8, 2016, the Company effected a one-for-four reverse stock split. As a result of the reverse stock split, every four shares of each class of the Company’s outstanding common stock were combined into one share of the same class of common stock and the authorized shares of each class of the Company’s common stock were reduced by the same ratio. In lieu of issuing fractional shares, the Company paid in cash the fair value of such fractions of a share as of July 7, 2016. Such fair value was $0.695 for each pre-split share of our outstanding common stock, which was the average closing sales price of the Class A common stock as reported by the Nasdaq Global Select Market for the thirty trading days preceding such date. The number and strike price of the Company’s outstanding stock options were adjusted proportionally. The par value of the Company’s common stock was not adjusted as a result of the reverse stock split.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended February 2017, 2018 and 2019:

	For the Years Ended February 28,
	2017	2018	2019
Risk-Free Interest Rate:	0.9% - 1.8%	1.7% - 2.0%	2.6% - 2.8%
Expected Dividend Yield:	0%	0%	0%
Expected Life (Years):	4.3 - 4.4	4.4	4.8 - 4.9
Expected Volatility:	52.9% - 60.0%	52.9% - 53.9%	51.3% - 53.2%

The following table presents a summary of the Company’s stock options outstanding at February 28, 2019, and stock option activity during the year ended February 28, 2019 (“Price” reflects the weighted average exercise price per share):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	2,691,329	$4.66
Granted	259,000	4.64
Exercised (1)	157,918	2.32
Forfeited	5,500	4.16
Expired	46,995	8.92
Outstanding, end of period	2,739,916	4.72	6.0	$1,770
Exercisable, end of period	2,131,741	5.08	5.2	$1,334

(1)

The Company did not record an income tax benefit related to option exercises in the years ended February 2017, 2018 and 2019. Cash received from option exercises during the years ended February 2017, 2018 and 2019 was $0.1 million, $0.1 million and $0.4 million, respectively.

The weighted average grant date fair value of options granted during the years ended February 2017, 2018 and 2019, was $1.20 , $1.25 and $2.27, respectively.

A summary of the Company’s nonvested options at February 28, 2019, and changes during the year ended February 28, 2019, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	691,114	$2.10
Granted	259,000	2.27
Vested	336,439	3.07
Forfeited	5,500	2.03
Nonvested, end of period	608,175	1.64

There were 2.0 million shares available for future grants under the Company’s various equity plans at February 28, 2019 (1.7 million shares under the 2017 Equity Compensation Plan and 0.3 million shares under other plans). The vesting dates of outstanding options at February 28, 2019 range from March 2019 to July 2021, and expiration dates range from March 2019 to July 2028.

Restricted Stock Awards

The Company periodically grants restricted stock award to directors and employees. Awards to directors were historically granted on the date of our annual meeting of shareholders and vested on the earlier of (i) the completion of the director’s 3 -year term or (ii) the third anniversary of the date of grant. No such awards were made to directors at our last annual meeting of shareholders. Awards to employees are typically made pursuant to employment agreements. Restricted stock award grants are granted out of the Company’s 2017 Equity Compensation Plan. The Company also awards, out of the Company’s 2017 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares may be immediately lapsed on the grant date.

The following table presents a summary of the Company’s restricted stock grants outstanding at February 28, 2019, and restricted stock activity during the year ended February 28, 2019 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	353,394	$3.05
Granted	219,356	4.45
Vested (restriction lapsed)	307,643	3.72
Forfeited	—	—
Grants outstanding, end of period	265,107	3.43

The total grant date fair value of shares vested during the years ended February 2017, 2018 and 2019, was $1.8 million, $1.1 million and $1.1 million, respectively.

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the years ended February 2017, 2018 and 2019:

	Year Ended February 28,
	2017	2018	2019
Station operating expenses	$1,012	$501	$291
Corporate expenses	1,908	2,153	1,263
Stock-based compensation expense included in operating expenses	2,920	2,654	1,554
Tax benefit	—	—	—
Recognized stock-based compensation expense, net of tax	$2,920	$2,654	$1,554

As of February 28, 2019, there was $0.9 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.5 years.

5. LONG-TERM DEBT

Long-term debt was comprised of the following at February 28, 2018 and 2019:

	As of February 28, 2018	As of February 28, 2019
Revolver	$9,000	$—
Term Loan	69,451	25,000
Total 2014 Credit Agreement debt	78,451	25,000
Other nonrecourse debt (1)	9,992	10,074
98.7FM nonrecourse debt	53,919	47,332
Current maturities	(16,037)	(32,150)
Unamortized original issue discount	(3,476)	(1,499)
Total long-term debt	$122,849	$48,757

(1)	The face value of other nonrecourse debt was $10.2 million at February 28, 2018 and 2019.

On April 12, 2019, Emmis refinanced its 2014 Credit Agreement debt. See Note 16 for more discussion of our new long-term debt.

2014 Credit Agreement Debt

On June 10, 2014, Emmis entered into the 2014 Credit Agreement, by and among the Company, EOC, as borrower (the “Borrower”), certain other subsidiaries of the Company, as guarantors (the “Subsidiary Guarantors”) and the lenders party thereto. Capitalized terms in this section not defined elsewhere in this 10-K are defined in the 2014 Credit Agreement and related amendments.

The 2014 Credit Agreement consisted of remaining balances of a term loan ($69.5 million and $25.0 million as of February 28, 2018 and 2019, respectively), and as of February 28, 2018, a revolving credit facility balance of $9.0 million. Our revolving credit facility, which had a maximum commitment of $20.0 million, expired on August 31, 2018. The revolving credit facility included a sub-facility for the issuance of up to $5.0 million of letters of credit. No letters of credit were outstanding during the periods presented in the accompanying consolidated financial statements.

The term loan was due not later than April 18, 2019. Amounts outstanding under the 2014 Credit Agreement bore interest, at the Company’s option, at either (i) the Alternate Base Rate (but not less than 2.00%) plus 6.00% or (ii) the Adjusted LIBO Rate plus 7.00% . Effective July 18, 2018, any principal payments on the term loans thereafter must be accompanied by a fee to the lenders equal to 2% of the amount being repaid. In addition, on each ninety day anniversary after July 18, 2018, such fee increased by an additional 0.5% and the interest rate on amounts outstanding increased by 0.5%. The weighted average borrowing rate of amounts outstanding related to the 2014 Credit Agreement was 8.7% and 10.5% at February 28, 2018 and 2019, respectively.

Our 2014 Credit Agreement debt was carried net of an unamortized original issue discount of $0.1 million as of February 28, 2019. The original issue discount was amortized as additional interest expense over the life of the 2014 Credit Agreement.

The 2014 Credit Agreement required mandatory prepayments for, among other things, proceeds from the sale of assets, insurance proceeds and Consolidated Excess Cash Flow (as defined in the 2014 Credit Agreement).

The obligations under the 2014 Credit Agreement were secured by a perfected first priority security interest in substantially all of the assets of the Company, the Borrower and the Subsidiary Guarantors.

The 2014 Credit Agreement required the Company to comply with certain financial and non-financial covenants. These covenants included a Total Leverage Ratio covenant of 4.00:1.00. Our Total Leverage Ratio for the year ended February 28, 2019 was 2.24:1.00. We were in compliance with all financial and non-financial covenants as of February 28, 2019.

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

Our 98.7FM nonrecourse debt is carried net of an unamortized original issue discount of $1.4 million as of February 28, 2019. The original issue discount is being amortized as additional interest expense over the life of the 98.7FM nonrecourse debt.

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

NextRadio, LLC issued $4.0 million of notes payable. As of February 28, 2019, these notes bear interest at 2.0%.The first interest payment on these notes was due on August 15, 2018. As of May 9, 2019, NextRadio, LLC has not made any interest payments to the lender. Although there are no penalties for nonpayment of interest, the lender, at its election, may convert the notes and all unpaid interest to senior preferred equity of Next Radio, LLC’s parent entity, TagStation, LLC. The lender has given notice of its intent to convert the notes to senior preferred equity of TagStation, LLC, but the steps required to effect this conversion as defined in the loan agreement have not yet been completed. These notes are obligations of NextRadio LLC and TagStation, LLC and are non-recourse to the rest of Emmis’ subsidiaries. TagStation, LLC and NextRadio, LLC never achieved profitability, with their losses having expanded in recent years as a result of investments in data attribution capabilities.  During the year ended February 28, 2019, Emmis decided to cease further investments in TagStation, LLC and NextRadio, LLC. As a result, these businesses have reduced the scale of their operations to absolute minimum functionality and have terminated the employment of all of their employees.

Based on amounts outstanding at February 28, 2019, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year ended February 28 (29),	Term Loan	98.7FM Debt	Other Nonrecourse Debt	Total
2020	$25,000	$7,150	$—	$32,150
2021	—	7,755	6,239	13,994
2022	—	8,394	4,000	12,394
2023	—	9,069	—	9,069
2024	—	9,783	—	9,783
Thereafter	—	5,181	—	5,181
Total	$25,000	$47,332	$10,239	$82,571

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

Recurring Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2018 and 2019. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of February 28, 2019
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

The following table shows a reconciliation of the beginning and ending balances for fair value measurements using significant unobservable inputs:

	Year Ended February 28,
	2018	2019
	Available For Sale Securities
Beginning Balance	$800	$800
Purchases	—	—
Ending Balance	$800	$800

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

Fair Value of Other Financial Instruments

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. Considerable judgment is necessary, however, in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange, or the value that ultimately will be realized upon maturity or disposition. The use of different market assumptions may have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of financial instruments:

- Cash and cash equivalents : The carrying amount of these assets approximates fair value because of the short maturity of these instruments.

- 2014 Credit Agreement debt : As of February 28, 2019, the fair value and carrying value, excluding original issue discount, of the Company’s 2014 Credit Agreement debt was $24.6 million and $25.0 million, respectively. The Company’s estimate of fair value was based on quoted prices of this instrument and is considered a Level 2 measurement.

- Other long-term debt : The Company’s 98.7FM non-recourse debt is not actively traded and is considered a level 3 measurement. The Company believes the current carrying value of this debt approximates its fair value.

7. ACQUISITIONS AND DISPOSITIONS

For the year ended February 28, 2019

Sale of St. Louis radio stations

On April 30, 2018, Emmis closed on its sale of substantially all of the assets of its radio stations in St. Louis in two separate transactions. In one transaction, Emmis sold the assets of KSHE-FM and KPNT-FM to affiliates of Hubbard Radio. In the other transaction, Emmis sold the assets of KFTK-FM and KNOU-FM to affiliates of Entercom Communications Corp. At closing, Emmis received aggregate proceeds of $60.0 million. After deducting estimated taxes payable and transaction-related expenses, net proceeds totaled approximately $40.5 million and were used to repay term loan indebtedness under Emmis’ senior credit facility. The taxes payable as a result of the transactions were not immediately due, so we repaid amounts outstanding under our revolver and we held excess cash on our balance sheet to enhance our liquidity position. Emmis recorded a $32.1 million gain on the sale of its St. Louis radio stations.

The St. Louis radio stations were operated pursuant to an LMA from March 1, 2018 through the closing of the transactions on April 30, 2018. Affiliates of Hubbard Radio and Entercom Communications Corp paid an LMA fee to Emmis totaling $0.7 million during this period, which is included in net revenues in the accompanying consolidated statements of operations and in the summary of our St. Louis radio station results included below.

In connection with the sale of our St. Louis stations, the Company originally recorded $1.2 million of restructuring charges related to the involuntary termination of employees and estimated cease-use costs related to our leased St. Louis office facility, net of estimated sublease rentals. During the three months ended November 30, 2018, the Company revised its estimate of cease-use costs related to the St. Louis office facility, which resulted in an additional charge of $0.2 million. These charges are included in the gain on sale of radio and publishing assets, net of disposition costs in the accompanying consolidated statements of operations. The table below summarizes the activity related to our restructuring charge for the year ended February 28, 2019.

For the year ended
February 28, 2019
Restructuring charges and estimated lease cease-use costs, beginning balance	$—
Restructuring charges and estimated lease cease-use costs, St. Louis radio stations sale	1,424
Payments, net of accretion	(325)
Restructuring charges and estimated lease cease-use costs unpaid and outstanding	$1,099

The St. Louis stations had historically been included in our Radio segment. The following table summarizes certain operating results of the St. Louis stations for all periods presented. Pursuant to Accounting Standards Codification 205-20-45-6, interest expense associated with the required term loan repayment associated with the sale of the St. Louis stations is included in the results below. The sale of the St. Louis stations did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45. The following table summarizes certain operating results of the St. Louis stations for all periods presented.

	For the year ended February 28,
	2017	2018	2019
Net revenues	$23,851	$24,238	$711
Station operating expenses, excluding depreciation and amortization expense	18,464	20,071	505
Depreciation and amortization	502	558	—
Impairment loss	1,293	—	—
Gain on sale of radio assets, net of disposition costs	—	—	(32,148)
Loss on sale of fixed assets	123	—	—
Operating income	3,469	3,609	32,354
Interest expense	2,910	3,379	592
Income before income taxes	559	230	31,762

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

KPWR-FM was operated pursuant to an LMA from July 1, 2017 through the closing of the sale on August 1, 2017. Affiliates of the Meruelo Group paid an LMA fee to Emmis totaling $0.4 million during this period, which is included in net revenues in the accompanying consolidated statements of operations and in the summary of KPWR-FM results included below.

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

	For the year ended February 28,
	2017	2018	2019
Net revenues	$24,379	$7,819	$—
Station operating expenses, excluding depreciation and amortization expense	16,933	6,651	—
Depreciation and amortization	401	63	—
Gain on sale of assets, net of disposition costs	—	(76,745)	—
Operating income	7,045	77,850	—
Interest expense	5,223	2,479	—
Income before income taxes	1,822	75,371	—

For the year ended February 28, 2017

Sale of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine

On February 28, 2017, Emmis closed on its sale of substantially all of the assets of Los Angeles Magazine, Atlanta Magazine, Cincinnati Magazine and Orange Coast Magazine (the “Hour Magazines”) for gross proceeds of $6.5 million to Hour Media Group, LLC. The Company previously announced that it was exploring strategic alternatives for its publishing division, excluding Indianapolis Monthly. Emmis decided to sell most of its publishing assets to reduce debt outstanding. Emmis received net proceeds of $2.9 million, consisting of the stated purchase price of $6.5 million, less $0.7 million held in escrow and disposition costs totaling $2.9 million. The $2.9 million of disposition costs primarily relate to $1.6 million of employee-related costs, including severance, and transaction advisory fees of $1.0 million. The funds held in escrow secured Emmis’ post-closing indemnification obligations in the purchase agreement and were scheduled to be released six months after the closing of the transaction. The release of these funds from escrow was subsequently litigated. The parties agreed to settle this dispute in May 2018. As part of the mutual settlement, all claims and counterclaims were dismissed with Emmis and Hour receiving $0.45 million and $0.2 million, respectively. The Company recognized a loss of $0.2 million related to this settlement during the year ended February 28, 2019, which is included in (gain) loss on sales of assets, net of disposition costs in the accompanying consolidated financial statements. After settling retention bonuses to affected employees, substantially all of the net proceeds were used to repay term loan indebtedness under Emmis’ senior credit facility. Emmis recorded a $2.7 million gain on the sale of the Hour Magazines. The Hour Magazines had historically been included in our Publishing segment. This disposal did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45. The following table summarizes certain operating results of the Hour Magazines for all periods presented. Pursuant to Accounting Standards Codification 205-20-45-6, interest expense associated with the required term loan repayment associated with the sale of the Hour Magazines is included in the magazines’ results below.

	For the year ended February 28,
	2017	2018	2019
Net revenues	$29,112	$—	$—
Station operating expenses, excluding depreciation and amortization expense	31,076	172	35
Depreciation and amortization	122	—	—
(Gain) loss on sale of publishing assets, net of disposition costs	(2,677)	141	331
Operating income (loss)	591	(313)	(366)
Interest expense	179	—	—
Income (loss) before income taxes	412	(313)	(366)

Sale of Terre Haute, Indiana radio stations

On January 30, 2017, Emmis closed on its sale of substantially all of the assets of its radio stations in Terre Haute, Indiana, in two contemporaneous transactions. In one transaction, Emmis sold the assets of WTHI-FM and the intellectual property of WWVR-FM to Midwest Communications, Inc. In the other transaction, Emmis sold the assets of WFNF-AM, WFNB-FM, WWVR-FM (other than the intellectual property for that station) and an FM translator to DLC Media, Inc. The Company previously announced that it was exploring strategic alternatives for these radio stations. Emmis believed that operating stations in Terre Haute, Indiana was not a core part of its radio strategy and its strong market position in the Terre Haute market would be attractive to potential buyers. At closing, Emmis received gross proceeds of approximately $5.2 million for both transactions. After payment of brokerage and other transaction costs, net proceeds totaled $4.8 million and were used to repay term loan indebtedness under Emmis’ senior credit facility. Emmis recorded a $3.5 million gain on the sale of its Terre Haute radio stations. The Terre Haute radio stations had historically been included in our Radio segment. This disposal did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45. The following table summarizes certain operating results of our Terre Haute radio stations for all periods presented. Pursuant to Accounting Standards Codification 205-20-45-6, interest expense associated with the required term loan repayment associated with the sale of the Terre Haute radio stations is included in the stations’ results below.

	For the year ended February 28,
	2017	2018	2019
Net revenues	$2,298	$(6)	$—
Station operating expenses, excluding depreciation and amortization expense	2,258	24	—
Depreciation and amortization	117	—	—
Impairment loss	79	—	—
Gain on sale of radio assets, net of disposition costs	(3,478)	—	—
Operating income (loss)	3,322	(30)	—
Interest expense	307	—	—
Income (loss) before income taxes	3,015	(30)	—

Sale of Texas Monthly

On November 1, 2016, Emmis closed on its sale of Texas Monthly for gross proceeds of $25.0 million in cash to a subsidiary of Genesis Park, LP. The Company previously announced that it was exploring strategic alternatives for its publishing division, excluding Indianapolis Monthly . Emmis believed that its publishing portfolio had significant brand value and planned to use proceeds from the sale of its publishing properties to repay debt. Emmis received net proceeds of $23.4 million, consisting of the stated purchase price of $25.0 million, net of estimated purchase price adjustments totaling $0.7 million and disposition costs totaling $0.9 million. The $0.9 million of disposition costs primarily related to severance costs. Proceeds were used to repay term and revolving loan indebtedness under Emmis’ senior credit facility. Emmis recorded a $17.4 million gain on the sale of Texas Monthly. Texas Monthly had historically been included in our Publishing segment. This disposal did not qualify for reporting as a discontinued operation as it did not represent a strategic shift for the Company as described in Accounting Standards Codification 205-20-45. The following table summarizes certain operating results of Texas Monthly for all periods presented. Pursuant to Accounting Standards Codification 205-20-45-6, interest expense associated with the required term loan repayment associated with the sale of Texas Monthly is included in the magazine’s results below.

	For the year ended February 28,
	2017	2018	2019
Net revenues	$14,685	$(2)	$—
Station operating expenses, excluding depreciation and amortization expense	14,465	(78)	—
Depreciation and amortization	84	—	—
Gain on sale of publishing assets, net of disposition costs	(17,402)	—	—
Operating income	17,538	76	—
Interest expense	1,067	—	—
Other income	(37)	—	—
Income before income taxes	16,508	76	—

Unaudited pro forma summary information is presented below for the years ended February 28, 2018 and 2019, assuming the dispositions discussed above and related mandatory debt repayments had occurred on the first day of the pro forma periods presented below.

	For the year ended February 28,
	2018	2019
	(unaudited)	(unaudited)
Net revenues	$116,438	$113,420
Station operating expenses, excluding depreciation and amortization	92,918	90,493
Consolidated net income	2,540	1,255
Net loss attributable to the Company	(90)	(1,472)
Net income per share - basic	$(0.01)	$(0.12)
Net income per share - diluted	$(0.01)	$(0.12)

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

Next Radio LLC - Sprint Agreement

On August 9, 2013, NextRadio LLC, a wholly-owned subsidiary of Emmis, entered into an agreement with Sprint whereby Sprint agreed to pre-load the Company’s smartphone application, NextRadio, on a minimum of 30 million FM-enabled wireless devices on the Sprint wireless network over a three -year period. In return, NextRadio LLC agreed to serve as a conduit for the radio industry to pay Sprint $15 million per year in equal quarterly installments over the three year term and to share with Sprint certain revenue generated by the NextRadio application. Emmis did not guarantee NextRadio LLC’s performance under this agreement and Sprint did not have recourse to any Emmis related entity other than NextRadio LLC. Additionally, the agreement did not limit the ability of NextRadio LLC to place the NextRadio application on FM-enabled devices on other wireless networks. Through February 28, 2019, the NextRadio application had not generated a material amount of revenue.

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

From the inception of NextRadio LLC’s agreement with Sprint through December 7, 2016, NextRadio LLC had remitted to Sprint approximately $33.2 million. Effective December 8, 2016, NextRadio LLC and Sprint entered into an amendment of their original agreement. The amendment called for NextRadio LLC to make installment payments totaling $6.0 million through March 15, 2017, which have been paid. In exchange, Sprint agreed to forgive the remaining $5.8 million that it was due under the original agreement, and in return receive a higher share of certain revenue generated by the NextRadio application. NextRadio LLC received a loan of $4.0 million for the sole purpose of fulfilling the payment obligations to Sprint under the amendment. The loan was structured to be repaid out of proceeds from sales of enhanced advertising through the NextRadio application. See Note 5 for more discussion of this loan.

Emmis determined that NextRadio LLC is a variable interest entity (VIE) and that Emmis is the primary beneficiary because the Company has the power to direct substantially all of the activities of NextRadio LLC, and because the Company may absorb certain losses and receive certain benefits from the operations of the VIE. Emmis did not record any revenue or expense related to the amounts that were collected and remitted to Sprint except the portion of any payment to Sprint that was actually contributed to NextRadio LLC by Emmis (or the amounts funded by NextRadio LLC via the loan discussed above). Emmis contributed approximately $0.3 million to NextRadio LLC during the year ended February 28, 2018, and recorded its contributions as station operating expenses, excluding depreciation and amortization expense. Emmis did not fund any of NextRadio LLC’s payments to Sprint during the year ended February 28, 2017 and as discussed above, all monetary obligations to Sprint were satisfied during the year ended February 28, 2018.

As of February 28, 2018 and 2019, the carrying value of NextRadio LLC’s assets were less than $0.1 million and zero, respectively. As of February 28, 2018 and 2019, liabilities totaled $4.2 million and $4.4 million, respectively, and consisted solely of NextRadio LLC’s nonrecourse debt and related accrued interest as previously discussed.

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

The following table summarizes Emmis’ operating results of 98.7FM for all periods presented. Emmis programmed 98.7FM until the LMA commenced on April 26, 2012. 98.7FM is a part of our Radio segment. Results of operations of 98.7FM for the years ended February 2017, 2018 and 2019 were as follows:

	For the year ended February 28,
	2017	2018	2019
Net revenues	$10,331	$10,331	$10,331
Station operating expenses, excluding depreciation and amortization expense	1,275	1,169	1,198
Impairment loss on intangible assets (Note 9)	2,907	—	—
Depreciation and amortization	21	21	20
Interest expense	2,827	2,591	2,331

Assets and liabilities of 98.7FM as of February 28, 2018 and 2019 were as follows:

	As of February 28,
	2018	2019
Current assets:
Restricted cash	$1,358	$1,504
Prepaid expenses	448	394
Other	31	340
Total current assets	1,837	2,238
Noncurrent assets:
Property and equipment	208	188
Indefinite lived intangibles	46,390	46,390
Deposits and other	6,543	6,255
Total noncurrent assets	53,141	52,833
Total assets	$54,978	$55,071
Current liabilities:
Accounts payable and accrued expenses	$18	$15
Current maturities of long-term debt	6,587	7,150
Deferred revenue	835	864
Other current liabilities	184	162
Total current liabilities	7,624	8,191
Noncurrent liabilities:
Long-term debt, net of current portion	45,632	38,747
Total noncurrent liabilities	45,632	38,747
Total liabilities	$53,256	$46,938

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

Impairment testing

The Company generally performs its annual impairment review of indefinite-lived intangibles as of December 1 each year. At the time of each impairment review, if the fair value of the indefinite-lived intangible is less than its carrying value a charge is recorded to results of operations. When indicators of impairment are present, the Company will perform an interim impairment test. Impairment recorded as a result of our interim and annual impairment testing is summarized in the table below. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted. The table below summarizes the results of our interim and annual impairment testing for the three years ending February 28, 2019.

	Interim Assessment		Annual Assessment
	Goodwill	Definite-lived	FCC Licenses	Goodwill	Total
Year Ended February 28, 2017	2,058	930	6,855	—	9,843
Year Ended February 28, 2018	—	—	—	265	265
Year Ended February 28, 2019	—	—	343	—	343

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

Below are some of the key assumptions used in our annual impairment assessments. As part of our recent annual impairment assessments, we reduced long-term growth rates in most of the markets in which we operate based on recent industry trends and our expectations for the markets going forward. The methodology used to value our FCC licenses has not changed in the three-year period ended February 28, 2019.

	December 1, 2016	December 1, 2017	December 1, 2018
Discount Rate	12.2% - 12.5%	12.1% - 12.4%	11.9% - 12.3%
Long-term Revenue Growth Rate	1.0% - 2.0%	1.0% - 1.8%	0.3% - 1.0%
Mature Market Share	3.1% - 30.4%	12.7% - 31.1%	12.9% - 30.2%
Operating Profit Margin	25.1% - 39.1%	27.0% - 39.1%	26.0% - 38.0%

As of February 28, 2018 and 2019, excluding amounts classified as held for sale, the carrying amounts of the Company’s FCC licenses were $170.9 million and $170.5 million, respectively. These amounts are entirely attributable to our radio division. The table below presents the changes to the carrying values of the Company’s FCC licenses for the years ended February 2018 and 2019 for each unit of accounting.

	Change in FCC License Carrying Values
Unit of Accounting	As of February 28, 2017	Sale of Stations	Reclassification	As of February 28, 2018	Sale of Stations	Impairment	As of February 28, 2019
New York Cluster	$71,614	$—	$—	$71,614	$—	$—	$71,614
98.7FM (New York)	46,390	—	—	46,390	—	—	46,390
Austin Cluster	34,720	—	—	34,720	—	—	34,720
St. Louis Cluster	24,758	—	(24,758)	—	—	—	—
Indianapolis Cluster	18,166	—	—	18,166	—	(343)	17,823
KPWR-FM (Los Angeles)	2,018	(2,018)	—	—	—	—	—
Subotal	197,666	(2,018)	(24,758)	170,890	—	(343)	170,547
Assets held for sale
St. Louis Cluster	—	—	24,758	24,758	(24,758)	—	—
Grand Total	$197,666	$(2,018)	$—	$195,648	$(24,758)	$(343)	$170,547

Impairment was recorded for our Indianapolis radio cluster in connection with our most recent annual impairment review. Stagnant market revenues in recent years, coupled with a reduction in the Company’s estimate of long-term revenue growth rates, led to a lower estimate of fair value for these FCC licenses.

During the three years ended February 2019, we sold our stations in Terre Haute, Los Angeles and St. Louis. See Note 7 for more discussion of these transactions.

Valuation of Goodwill

ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. The Company conducts its impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units (radio stations grouped by market, excluding any stations that are being operated pursuant to an LMA). Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as well as recent market transactions as a benchmark for the multiple it applies to its radio reporting units. For the annual assessment performed as of December 1, 2018, the Company applied a market multiple of 8.0 times the reporting unit’s operating performance. Management believes this methodology for valuing radio properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations.

The Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment as of March 1, 2017. Prior to March 1, 2017, the Company performed a two-step impairment test for goodwill. Goodwill impairment recorded during the year ended February 28, 2017 was recorded using the two-step methodology. Goodwill impairments recorded from March 1, 2017 forward will be recorded using the simplified method as described above.

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

As of February 28, 2018 and 2019, the carrying amount of the Company’s goodwill was $4.3 million. The table below presents the changes to the carrying values of the Company’s goodwill for the years ended February 2018 and 2019 for each reporting unit. A reporting unit is a cluster of radio stations in one geographical market (except for stations being operated pursuant to LMAs) and each magazine on an individual basis.

	Change in Goodwill Carrying Values
Reporting Unit (Segment)	As of February 28, 2017	Impairment	As of February 28, 2018	Impairment	As of February 28, 2019
Indianapolis Cluster (Radio)	$265	$(265)	$—	$—	$—
Austin Cluster (Radio)	4,338	—	4,338	—	4,338
Total	$4,603	$(265)	$4,338	$—	$4,338

Definite-lived intangibles

The following table presents the weighted-average remaining useful life at February 28, 2019 and gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at February 28, 2018 and 2019:

		As of February 28, 2018			As of February 28, 2019
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Programming Contract	2.6	$2,154	$1,101	$1,053	$2,154	$1,396	$758

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

Total amortization expense from definite-lived intangibles was $0.7 million, $0.3 million and $0.3 million for the years ended February 2017, 2018 and 2019, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
(in 000’s)
2020	$294
2021	294
2022	170
2023	—
2024	—

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

2017 Equity Compensation Plan

At the 2017 annual meeting, the shareholders approved the 2017 Equity Compensation Plan (the “2017 Plan”). Under the 2017 Plan, awards equivalent to 2.0 million shares of common stock may be granted. Furthermore, any unissued awards from prior equity compensation plans (or shares subject to outstanding awards that would again become available for awards under this plan) increases the number of shares of common stock available for grant under the 2017 Plan. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under the 2017 Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). The stock options under the 2017 Plan generally expire not more than 10 years from the date of grant. Under the 2017 Plan, awards equivalent to approximately 1.7 million shares of common stock were available for grant as of February 28, 2019.

b. 401(k) Retirement Savings Plan

Emmis sponsors a Section 401(k) retirement savings plan that is available to substantially all employees age 18 years and older who have at least 30 days of service. Employees may make pretax contributions to the plan up to 50% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service (“IRS”). Although Emmis may make discretionary matching contributions to the plan in the form of cash or shares of the Company’s Class A common stock, none were made during the three years ended February 28, 2019.

c. Defined Contribution Health and Retirement Plan

Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense related to the multi-employer plan were approximately $0.3 million for each of the years ended February 2017, 2018 and 2019.

11. OTHER COMMITMENTS AND CONTINGENCIES

a. Commitments

The Company has various commitments under the following types of material contracts: (i) operating leases; (ii) employment agreements and (iii) other contracts with annual commitments (mostly contractual services for audience measurement information) at February 28, 2019 as follows:

Year ending February 28 (29),	Operating Leases	Employment Agreements	Other Contracts	Total
2020	$5,547	$10,062	$3,955	$19,564
2021	5,305	3,009	763	9,077
2022	5,284	1,223	526	7,033
2023	5,186	123	—	5,309
2024	3,666	123	—	3,789
Thereafter	13,118	—	—	13,118
Total	$38,106	$14,540	$5,244	$57,890

Emmis leases certain office space, tower space, equipment and automobiles under operating leases expiring at various dates through March 2032. Some of the lease agreements contain renewal options and annual rental escalation clauses, as well as provisions for payment of utilities and maintenance costs. The Company recognizes escalated rents on a straight-line basis over the term of the lease agreement. Rental expense during the years ended February 2017, 2018 and 2019 was approximately $8.3 million, $6.0 million and $5.0 million, respectively. The Company recognized approximately $0.3 million, less than $0.1 million and $0.2 million of sublease income as a reduction of rent expense for the years ended February 2017, 2018, and 2019 respectively.

The total minimum sublease rentals to be received in the future under noncancelable subleases as of February 28, 2019 were as follows:

Year ending February 28 (29),	Noncancelable Sublease rentals
2020	$441
2021	276
2022	129
2023	126
2024	88
Total	$1,060

b. Litigation

The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.

Emmis filed suit against Illinois National Insurance Company (“INIC”) in 2015 related to INIC’s decision to not cover Emmis’ defense costs under Emmis’ directors and officers insurance policy in a lawsuit related to the Company’s preferred stock in which Emmis was the defendant (the “Prior Litigation”). On March 21, 2018, Emmis was granted summary judgment entitling it to coverage of its defense costs in the Prior Litigation. On October 10, 2018, Emmis and INIC agreed that the amount of Emmis’ damages are $3.5 million. On November 7, 2018, INIC appealed the District Court’s summary judgment determination that the insurance policy covers Emmis’ defense costs. The United States Court of Appeals for the Seventh Circuit is scheduled to hear oral arguments by both parties on May 30, 2019. Accordingly, Emmis cannot estimate the amount or timing of a recovery, if any.

12. INCOME TAXES

The provision (benefit) for income taxes for the years ended February 2017, 2018 and 2019 consisted of the following:

	For the year ended February 28,
	2017	2018	2019
Current:
Federal	$—	$(1,209)	$10,274
State	68	1,611	2,064
Total current	68	402	12,338
Deferred:
Federal	(152)	(13,612)	(4,033)
State	(26)	1,478	(2,138)
Total deferred	(178)	(12,134)	(6,171)
(Benefit) provision for income taxes	$(110)	$(11,732)	$6,167

The provision (benefit) for income taxes for the years ended February 2017, 2018 and 2019 differs from that computed at the Federal statutory corporate tax rate as follows:

	For the year ended February 28,
	2017	2018	2019
Federal statutory income tax rate	35%	35%	21%
Computed income tax provision at federal statutory rate	$4,588	$23,855	$6,772
State income tax	42	3,089	(74)
Nondeductible stock compensation	444	261	63
Entertainment disallowance	366	235	215
Disposal of goodwill with no tax basis	3,533	—	—
Change in federal valuation allowance	(7,387)	(20,373)	599
Tax attributed to noncontrolling interest	(1,698)	(1,785)	(1,045)
Federal tax credit	(171)	(85)	(85)
Federal tax reform	—	(15,546)	—
Reclassification of AMT credit	—	(2,162)	82
Other	173	779	(360)
(Benefit) provision for income taxes	$(110)	$(11,732)	$6,167

The final determination of our income tax liability may be materially different from our income tax provision. Significant judgment is required in determining our provision for income taxes. Our calculation of the provision for income taxes is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. In addition, our income tax returns are subject to periodic examination by the Internal Revenue Service and other taxing authorities. As of February 28, 2019, the Company had no open income tax examinations.  The Company’s tax years ended February 28, 2016 through 2019 remain subject to federal income tax examination.  For state and local jurisdictions, the tax years February 28, 2015 through 2019 remain subject to income tax examination.  To the extent that net operating losses are utilized, the year of loss is open to examination.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into federal law. The provisions of this major tax reform were generally effective January 1, 2018. The most significant change impacting the Company is the reduction of the corporate federal income tax rate from 35% to 21% effective January 1, 2018. The Company made reasonable estimates in order to remeasure its deferred tax balances and account for the effects of the Tax Act, as reflected in the February 28, 2018 financial statements. The adjustment to federal deferred tax balances resulted in a benefit of $15.5 million and the adjustment to state deferred tax balances resulted in an expense of $1.4 million. As of February 28, 2019, Emmis completed the accounting for enactment date income tax effects of the Tax Act, which resulted in an immaterial impact to our financial statements.

The components of deferred tax assets and deferred tax liabilities at February 28, 2018 and 2019 were as follows:

	As of February 28,
	2018	2019
Deferred tax assets:
Net operating loss carryforwards	$10,977	$11,173
Intangible assets	14,072	13,023
Compensation relating to stock options	1,600	1,506
Accrued rent	1,204	974
Tax credits	1,464	1,165
Investments in subsidiaries	143	148
Other	332	298
Valuation allowance	(27,099)	(26,724)
Total deferred tax assets	2,693	1,563
Deferred tax liabilities
Indefinite-lived intangible assets	(31,383)	(26,005)
Property and equipment	(483)	(698)
Cancellation of debt income	(1,839)	—
Other	(391)	(92)
Total deferred tax liabilities	(34,096)	(26,795)
Net deferred tax liabilities	$(31,403)	$(25,232)

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
The Company decreased its valuation allowance by $0.4 million (consisting of a $0.7 million federal increase and a $ 1.1 million state decrease), from $27.1 million as of February 28, 2018, to $26.7 million as of February 28, 2019.

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

The Company has federal net operating losses (“NOLs”) of $20 million and state NOLs of $135 million available to offset future taxable income. The federal net operating loss carryforwards begin expiring in 2031, and the state net operating loss carryforwards expire between the years ending February 2020 and February 2037. A valuation allowance has been provided for the net operating loss carryforwards related to states in which the Company no longer has operating results as it is more likely than not that substantially all of these net operating losses will expire unutilized.

The activities of Digonex, which is a C Corporation, are consolidated for financial statement purposes, but are not included in the U.S. consolidated income tax return of Emmis. As of February 28, 2019, Digonex has federal NOLs of $49 million and state NOLs of $49 million. If Digonex produces pretax income in the future, it is possible that the utilization of these NOL carryforwards will be limited due to Section 382 of the Internal Revenue Code. The Company is in the process of completing a Section 382 study to determine the applicable limitation, if any. As of February 28, 2019, the Company was able to determine that at least $20 million of federal NOLs and $20 million of state NOLs will be fully available to offset future taxable income. These amounts are included in the above consolidated federal and state NOL totals of $20 million and $135 million, respectively.

The Company had $1.5 million of tax credits at February 28, 2019, including tax credits in California and Illinois, which have a full valuation allowance, and in Texas, which is expected to be fully utilized in future years.

Accounting Standards Codification paragraph 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of February 28, 2019, the estimated value of the Company’s net uncertain tax positions is approximately $0.1 million, most of which is included in other noncurrent liabilities, as the Company does not expect to settle the items within the next 12 months.

The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits for the years ending February 28, 2018 and February 28, 2019:

	For the year ending February 28,
	2018	2019
Gross unrecognized tax benefit – opening balance	$(60)	$(38)
Gross decreases – lapse of applicable statute of limitations	22	16
Gross unrecognized tax benefit – ending balance	$(38)	$(22)

Included in the balance of unrecognized tax benefits are tax benefits that, if recognized, would reduce the Company’s provision for income taxes by less than $0.1 million as of February 28, 2018 and February 28, 2019. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision, or reclassify amounts on the accompanying consolidated balance sheets in the period in which such matter is effectively settled with the taxing authority.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued an immaterial amount of interest during the year ending February 28, 2019 and in total, as of February 28, 2019, has recognized a liability for interest of $4 thousand.

13. SEGMENT INFORMATION

The Company’s operations have historically been aligned into three business segments: (i) Radio, (ii) Publishing and (iii) Corporate & Emerging Technologies. Emerging Technologies includes our TagStation, NextRadio and Digonex businesses, although our TagStation and Next Radio businesses were dramatically scaled-down during our year ended February 28, 2019.

These business segments are consistent with the Company’s management of these businesses and its financial reporting structure. Corporate expenses are not allocated to reportable segments. Our radio operations in New York, including the LMA fee we receive from a subsidiary of Disney, accounted for approximately 50% of our radio revenues for the year ended February 28, 2019. The Company’s segments operate exclusively in the United States.

During the three years ended February 28, 2019, we sold our radio clusters in Terre Haute and St. Louis, sold our radio station in Los Angeles and sold five of our six magazines. See Note 7 for more discussion of our dispositions.

The accounting policies as described in the summary of significant accounting policies included in Note 1 to these consolidated financial statements, are applied consistently across segments.

Year Ended February 28, 2019	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$108,018	$4,678	$1,435	$114,131
Station operating expenses excluding depreciation and amortization expense	76,128	4,822	10,083	91,033
Corporate expenses excluding depreciation and amortization expense	—	—	10,313	10,313
Impairment loss	343	—	—	343
Depreciation and amortization	2,338	18	857	3,213
(Gain) loss on sale of radio and publishing assets, net of disposition costs	(32,148)	331	—	(31,817)
Loss on disposal of fixed assets	57	—	—	57
Operating income (loss)	$61,300	$(493)	$(19,818)	$40,989

Year Ended February 28, 2018	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$142,852	$4,521	$1,114	$148,487
Station operating expenses excluding depreciation and amortization expense	102,413	5,035	12,310	119,758
Corporate expenses excluding depreciation and amortization expense	—	—	10,712	10,712
Impairment loss	265	—	—	265
Depreciation and amortization	2,792	19	817	3,628
(Gain) loss on sale of radio and publishing assets, net of disposition costs	(76,745)	141	—	(76,604)
(Gain) loss on sale of fixed assets	(82)	13	—	(69)
Operating income (loss)	$114,209	$(687)	$(22,725)	$90,797

Year Ended February 28, 2017	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
Net revenues	$165,148	$48,559	$861	$214,568
Station operating expenses excluding depreciation and amortization expense	115,366	51,063	13,656	180,085
Corporate expenses excluding depreciation and amortization expense	—	—	11,359	11,359
Impairment loss	6,855	—	2,988	9,843
Depreciation and amortization	3,462	230	1,114	4,806
Gain on sale of radio and publishing assets, net of disposition costs	(3,478)	(20,079)	—	(23,557)
Loss on sale of fixed assets	124	—	—	124
Operating income (loss)	$42,819	$17,345	$(28,256)	$31,908

Total Assets	Radio	Publishing	Corporate & Emerging Technologies	Consolidated
As of February 28, 2018	$249,044	$1,293	$20,807	$271,144
As of February 28, 2019	216,473	728	20,545	237,746

14. OTHER (EXPENSE) INCOME, NET

Components of other (expense) income, net for the three years ended February 2017, 2018 and 2019 were as follows:

	For the year ended February 28,
	2017	2018	2019
Loss from unconsolidated affiliate, including other-than-temporary impairment losses	$(28)	$(15)	$—
Other-than-temporary impairment loss on investments	(254)	—	—
Interest income	38	60	132
Other	84	(10)	7
Total other (expense) income, net	$(160)	$35	$139

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

As previously discussed in Note 8, the Company received an offer in August 2016 from EAC, an Indiana corporation owned by Jeffrey H. Smulyan, the Company’s Chairman of the Board, Chief Executive Officer and controlling shareholder, setting forth a non-binding proposal by which EAC would acquire all the outstanding shares of Class A common stock of the Company. During the year ended February 28, 2017, the Company incurred $0.9 of costs associated with the offer, which are included in corporate expenses, excluding depreciation and amortization expense in the accompanying consolidated statements of operations. The going private offer expired on October 14, 2016. No further costs are expected to be incurred in connection with the going private offer as it has expired. See Note 8 for further discussion of the going private offer.

16. SUBSEQUENT EVENTS

On April 12, 2019, the Company and certain of its subsidiaries entered into three loan agreements, consisting of:

1.

$12 million revolving credit agreement by and among Wells Fargo Bank, National Association, as lender, the Company, Emmis Operating Company, a wholly owned subsidiary of the Company, and certain other subsidiaries as borrowers (the “Revolving Credit Agreement”)

2.	$23 million mortgage by and between Emmis Operating Company and Emmis Indiana Broadcasting, L.P., as borrowers, and Star Financial Bank, as lender (the “Mortgage”)
3.	$4 million term loan, by and between Emmis Operating Company, as borrower, and Barrett Investment Partners, LLC, as lender (the “Term Loan”)

The Revolving Credit Agreement expires April 12, 2024, provided the Term Loan is repaid, replaced, or extended by October 12, 2021. Amounts borrowed under the Revolving Credit Agreement bear interest at daily three-month LIBOR plus 2.50%. A commitment fee of 0.50% per annum is charged for unused amounts under the Revolving Credit Agreement. Pursuant to a Guaranty and Security Agreement, dated as of April 12, 2019, by and among Wells Fargo Bank, National Association, as lender, the Company, Emmis Operating Company, and certain other subsidiaries as borrowers (the “GSA”), the obligations under the Revolving Credit Agreement are secured by a perfected first priority security interest in certain of the Company’s accounts receivable and fixed assets, as well as security interests in certain other assets of the Company. Borrowing under the Revolving Credit Agreement depends upon continued compliance with certain operating covenants and financial covenants, including maintaining a fixed charge coverage ratio, as specifically defined in the Revolving Credit Agreement, of at least 1.10:1.00. No amounts may be borrowed under the Revolving Credit Agreement unless and until all (i) existing income tax obligations, currently estimated to be approximately $7 million, are paid in full, or (ii) the borrowing is used to pay such income tax obligations. The operating and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying certain dividends, redeeming or repurchasing capital stock, acquisitions and asset sales. No default or event of default has occurred or is continuing.

The Mortgage expires April 12, 2029, and is secured by a perfected first priority security interest in the Company’s headquarters building in Indianapolis, Indiana, and approximately 70 acres of land owned by the Company in Whitestown, Indiana, which currently is used as a tower site for one of the Company’s radio stations. The Mortgage bears interest at 5.48% per annum and requires monthly principal and interest payments using a 25 year amortization period, with a balloon payment due at expiration. The Mortgage requires continued compliance with certain operating covenants and financial covenants, including maintaining a fixed charge coverage ratio, as specifically defined in the Mortgage, of at least 1.10:1.00, and requires certain proceeds from asset sales to be used to repay the Mortgage indebtedness.

The Term Loan expires April 12, 2022, and is secured by a pledge of the Company’s controlling ownership interest in a partnership that owns and operates 6 radio stations in Austin, Texas. The Term Loan bears interest at 10% per annum the first year, with the rate increasing to 12% in the second year and to 14% in the third year. The Term Loan requires monthly principal and interest payments, and is prepayable at par at any time provided that interest of at least $125 thousand must be paid to the lender.

In connection with the execution of the Revolving Credit Agreement, Mortgage, and Term Loan, the 2014 Credit Agreement was terminated effective April 12, 2019, and all amounts outstanding under that agreement were paid in full.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 28, 2019, our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of February 28, 2019, based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Emmis Communications Corporation’s internal control over financial reporting is effective as of February 28, 2019.

Jeffrey H. Smulyan    Chairman and Chief Executive Officer

Ryan A. Hornaday    Executive Vice President, Chief Financial Officer and Treasurer

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors or nominees to be directors of Emmis is incorporated by reference from the sections entitled “Proposal 1: Election of Directors,” “Corporate Governance – Certain Committees of the Board of Directors,” and “Corporate Governance – Code of Ethics” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies. Information about executive officers of Emmis or its affiliates who are not directors or nominees to be directors is presented in Part I under the caption “Information about our Executive Officers.”

ITEM 11.EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Compensation of Directors,” and “Executive Compensation” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by this item is incorporated by reference from the section entitled “Security Ownership of Beneficial Owners and Management” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2004 Equity Compensation Plan, 2010 Equity Compensation Plan, 2012 Equity Compensation Plan, 2015 Equity Compensation Plan, 2016 Equity Compensation Plan and 2017 Equity Compensation Plan as of February 28, 2019. Our shareholders have approved these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Class A common stock
Equity Compensation Plans
Approved by Security Holders	2,739,916	$4.72	1,731,062
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	2,739,916	$4.72	1,731,062

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

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective July 7, 2016		8-K		3.1	7/7/2016
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Description of Capital Stock	X
10.01	Form of Option Grant Agreement ++		8-K		10.1	7/13/2017
10.02	Form of Restricted Stock Agreement ++		8-K		10.1	7/13/2017
10.03	Change in Control Severance Agreement, dated as of March 1, 2018, by and between Emmis Operating Company and Jeffrey H. Smulyan ++		8-K		10.10	3/2/2018

10.04	Employment Agreement with Jeffrey H. Smulyan effective as of June 29, 2018 ++		8-K		10.1	7/2/2018
10.05	Change in Control Severance Agreement with Patrick M. Walsh effective March 1, 2019 ++		8-K		10.3	3/6/2019
10.06	Employment Agreement, dated as of August 1, 2017, by and between Emmis Operating Company and Patrick M. Walsh ++		8-K		10.1	8/3/2017
10.07	Employment Agreement, dated as of March 1, 2016 by and between Emmis Operating Company and Paul V. Brenner ++	X
10.08	Change in Control Severance Agreement with Paul V. Brenner effective March 1, 2016 ++	X
10.09	Severance Agreement and General Release with Paul V. Brenner dated as of February 28, 2019 ++	X
10.10	Employment Agreement, dated as of March 1, 2019 by and between Emmis Operating Company and Paul V. Brenner ++	X
10.11	Employment Agreement, effective as of March 3, 2009, by and between Emmis Operating Company and Gary L. Kaseff ++		10-K/A	2/28/2009	10.31	10/9/2009
10.12	Amendment to Employment Agreement, effective as of March 1, 2013, by and between Emmis Operating Company and Gary L. Kaseff ++		10-K	2/28/2013	10.23	5/8/2013
10.13	Amendment to Employment Agreement, effective as of January 26, 2018, by and between Emmis Operating Company and Gary L. Kaseff ++		10-K	2/28/2018	10.17	5/10/2018
10.14	Emmis Communications Corporation 2017 Equity Compensation Plan ++		DEF 14A			5/26/2017
10.15	Local Programming and Marketing Agreement, dated as of April 26, 2012, between Emmis Radio License Corporation of New York and New York AM Radio, LLC		8-K		10.1	4/26/2012
21	Subsidiaries of Emmis	X
23	Consent of Independent Registered Public Accounting Firm	X
24	Powers of Attorney	X
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X

31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

++	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None.

Signatures.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: May 9, 2019	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: May 9, 2019	/s/ Jeffrey H. Smulyan	Chairman of the Board, Chief Executive Officer
	Jeffrey H. Smulyan	and Director (Principal Executive Officer)

Date: May 9, 2019	/s/ Patrick M. Walsh	President, Chief Operating Officer and Director
Patrick M. Walsh

Date: May 9, 2019	/s/ Ryan A. Hornaday	Executive Vice President, Chief Financial Officer
	Ryan A. Hornaday	and Treasurer (Principal Financial Officer and
Principal Accounting Officer)

Date: May 9, 2019	Susan B. Bayh*	Director
Susan B. Bayh

Date: May 9, 2019	James M. Dubin*	Director
James M. Dubin

Date: May 9, 2019	Gary L. Kaseff*	Director
Gary L. Kaseff

Date: May 9, 2019	Richard A. Leventhal*	Director
Richard A. Leventhal

Date: May 9, 2019	Peter A. Lund*	Director
Peter A. Lund

Date: May 9, 2019	Greg A. Nathanson*	Director
Greg A. Nathanson

Date: May 9, 2019	Lawrence B. Sorrel*	Director
Lawrence B. Sorrel

*By:	/s/ J. Scott Enright
J. Scott Enright Attorney-in-Fact