Form 10-Q
period 2019-05-31
EMMIS COMMUNICATIONS CORP
filed 2019-07-11
CIK 783005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value	EMMS	Nasdaq Global Select Market

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of July 2, 2019, was:

11,893,828	Shares of Class A Common Stock, $.01 Par Value
1,242,366	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended May 31,
	2018	2019
NET REVENUES	$28,006	$27,771
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $600 and $553, respectively	21,531	19,777
Corporate expenses excluding depreciation and amortization expense of $199 and $197, respectively	2,508	2,558
Depreciation and amortization	799	750
Gain on sale of assets, net of disposition costs	(32,067)	—
Total operating expenses	(7,229)	23,085
OPERATING INCOME	35,235	4,686
OTHER EXPENSE:
Interest expense	(2,641)	(1,481)
Loss on debt extinguishment	(771)	—
Other income, net	16	12
Total other expense	(3,396)	(1,469)
INCOME BEFORE INCOME TAXES	31,839	3,217
PROVISION FOR INCOME TAXES	7,600	701
CONSOLIDATED NET INCOME	24,239	2,516
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	754	846
NET INCOME ATTRIBUTABLE TO THE COMPANY	$23,485	$1,670
NET INCOME PER SHARE - BASIC	$1.88	$0.13
NET INCOME PER SHARE - DILUTED	$1.75	$0.13
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	12,483	12,773
Diluted	13,411	13,293

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended May 31,
	2018	2019
CONSOLIDATED NET INCOME	$24,239	$2,516
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	754	846
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$23,485	$1,670

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	February 28, 2019	May 31, 2019
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,438	$2,760
Restricted cash	2,504	1,374
Accounts receivable, net	16,775	18,212
Prepaid expenses	3,831	4,968
Other current assets	1,446	1,428
Total current assets	29,994	28,742
PROPERTY AND EQUIPMENT, NET	23,477	23,043
INTANGIBLE ASSETS (NOTE 3):
Indefinite-lived intangibles	170,547	170,547
Goodwill	4,338	4,338
Other intangibles, net	758	686
Total intangible assets	175,643	175,571
OPERATING LEASE RIGHT-OF-USE ASSETS	—	23,820
OTHER ASSETS, NET	8,632	8,696
Total assets	$237,746	$259,872
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,451	$5,323
Current maturities of long-term debt	32,150	8,922
Accrued salaries and commissions	2,570	2,218
Deferred revenue	4,055	5,027
Income taxes payable	11,218	7,339
Operating lease liabilities	—	3,688
Other current liabilities	2,922	1,637
Total current liabilities	57,366	34,154
LONG-TERM DEBT, NET OF CURRENT MATURITIES AND UNAMORTIZED DISCOUNT (NOTE 4)	48,757	71,478
OPERATING LEASE LIABILITIES, NET OF CURRENT	—	24,077
OTHER NONCURRENT LIABILITIES	6,024	2,437
DEFERRED INCOME TAXES	25,232	25,628
Total liabilities	137,379	157,774
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A common stock, $.01 par value; authorized 42,500,000 shares; issued and outstanding 11,809,291 shares at February 28, 2019 and 11,882,578 shares at May 31, 2019	118	119
Class B common stock, $.01 par value; authorized 7,500,000 shares; issued and outstanding 1,242,366 shares at February 28, 2019 and May 31, 2019	12	12
Additional paid-in capital	595,984	596,319
Accumulated deficit	(523,900)	(522,230)
Total shareholders’ equity	72,214	74,220
NONCONTROLLING INTERESTS	28,153	27,878
Total equity	100,367	102,098
Total liabilities and equity	$237,746	$259,872

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance, February 28, 2018	11,649,440	$116	1,142,366	$11	$594,708	$(547,252)	$30,680	$78,263
Net income						23,485	754	24,239
Issuance of common stock to employees and officers, net	(4,097)		1,000,000	1	389			390
Exercise of stock options	45,834	1			119			120
Distributions to noncontrolling interests							(1,721)	(1,721)
Balance, May 31, 2018	11,691,177	$117	2,142,366	$12	$595,216	$(523,767)	$29,713	$101,291

Balance, February 28, 2019	11,809,291	$118	1,242,366	$12	$595,984	$(523,900)	$28,153	$100,367
Net income						1,670	846	2,516
Issuance of common stock to employees and officers, net	56,458	1			312			313
Exercise of stock options	16,829				23			23
Distributions to noncontrolling interests							(1,121)	(1,121)
Balance, May 31, 2019	11,882,578	$119	1,242,366	$12	$596,319	$(522,230)	$27,878	$102,098

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended May 31,
	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$24,239	$2,516
Adjustments to reconcile consolidated net income to net cash used in operating activities -
Gain on sale of assets, net of disposition costs	(32,067)	—
Depreciation and amortization	799	750
Amortization of debt discount	465	139
Noncash accretion of debt	21	21
Loss on debt extinguishment	771	—
Provision for bad debts	698	64
Deferred income taxes	(4,181)	396
Noncash compensation	463	395
Changes in assets and liabilities -
Accounts receivable	2,518	(1,501)
Prepaid expenses and other current assets	(387)	(1,119)
Other assets	(22)	884
Accounts payable and accrued liabilities	(5,146)	507
Deferred revenue	1,534	972
Income taxes	9,245	(3,891)
Other liabilities	239	(1,863)
Net cash used in operating activities	(811)	(1,730)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(20)	(244)
Proceeds from the sale of assets	60,000	—
Net cash provided by (used in) investing activities	59,980	(244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(54,533)	(27,050)
Proceeds from long-term debt	2,500	27,000
Debt-related costs	—	(617)
Distributions to noncontrolling interests	(1,721)	(1,121)
Proceeds from the exercise of stock options	119	23
Settlement of tax withholding obligations on stock issued to employees	(73)	(69)
Net cash used in financing activities	(53,708)	(1,834)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,461	(3,808)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	6,115	7,942
End of period	$11,576	$4,134
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,043	$1,246
Cash paid for income taxes, net	369	4,195
Noncash financing transactions-
Stock issued to employees and directors	463	382

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

May 31, 2019

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the condensed consolidated interim financial statements included herein have been prepared, without audit, by Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “our,” “us,” “we,” “Emmis” or the “Company”). As permitted under the applicable rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, Emmis believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report for Emmis filed on Form 10-K for the year ended February 28, 2019. The Company’s results are subject to seasonal fluctuations. Therefore, results shown on an interim basis are not necessarily indicative of results for a full year.

In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at May 31, 2019, the results of its operations for the three-month periods ended May 31, 2018 and 2019, and cash flows for the three-month periods ended May 31, 2018 and 2019.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019 that have had a material impact on our condensed consolidated financial statements and related notes.

Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at May 31, 2018 and 2019 consisted of stock options and restricted stock awards. The following table sets forth the calculation of basic and diluted net income per share:

	For the Three Months Ended May 31,
	2018			2019
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$23,485	12,483	$1.88	$1,670	12,773	$0.13
Impact of equity awards	—	928	—	—	520	—
Diluted net income per common share:
Net income available to common shareholders	$23,485	13,411	$1.75	$1,670	13,293	$0.13

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the Three Months Ended May 31,
	2018	2019
	(shares in 000’s )
Equity awards	849	1,588
Antidilutive common share equivalents	849	1,588

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

	For the Three Months Ended May 31,
	2018	2019
Net revenues	$2,583	$2,583
Station operating expenses, excluding depreciation and amortization expense	297	350
Interest expense	609	540

Assets and liabilities of 98.7FM as of February 28, 2019 and May 31, 2019 were as follows:

	As of February 28, 2019	As of May 31, 2019
Current assets:
Restricted cash	$1,504	$1,149
Prepaid expenses	394	380
Other current assets	340	432
Total current assets	2,238	1,961
Noncurrent assets:
Property and equipment, net	188	183
Indefinite lived intangibles	46,390	46,390
Deposits and other	6,255	6,124
Total noncurrent assets	52,833	52,697
Total assets	$55,071	$54,658
Current liabilities:
Accounts payable and accrued expenses	$15	$15
Current maturities of long-term debt	7,150	7,297
Deferred revenue	864	894
Other current liabilities	162	156
Total current liabilities	8,191	8,362
Noncurrent liabilities:
Long-term debt, net of current portion and unamortized debt discount	38,747	36,947
Total noncurrent liabilities	38,747	36,947
Total liabilities	$46,938	$45,309

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the same amounts shown in the condensed consolidated statements of cash flows.

	As of February 28, 2019	As of May 31, 2019
Cash and cash equivalents	$5,438	$2,760
Restricted cash:
98.7FM LMA restricted cash	1,504	1,149
Cash used to secure the Company's purchasing card and travel and expense program	1,000	225
Total cash, cash equivalents and restricted cash	$7,942	$4,134

As of February 28, 2019 and May 31, 2019, restricted cash relates to cash on deposit in trust accounts related to our 98.7FM LMA in New York City that services long-term debt and cash held by JPMorgan Chase as collateral to secure the Company’s corporate purchasing card and travel and expense program.

Noncontrolling Interests

The Company follows Accounting Standards Codification paragraph 810-10-65-1 to report the noncontrolling interests related to our Austin radio partnership and Digonex Technologies Inc., a dynamic pricing business (hereinafter "Digonex"). We have a 50.1% controlling interest in our Austin radio partnership. We do not own any of the common equity of Digonex, but we consolidate the entity because we control its board of directors via rights granted in convertible preferred stock and convertible debt that we own. As of May 31, 2019, Emmis owns rights that are convertible into approximately 84% of Digonex's common equity.

Noncontrolling interests represent the noncontrolling interest holders' proportionate share of the equity of the Austin radio partnership and Digonex. Noncontrolling interests are adjusted for the noncontrolling interest holders' proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. Below is a summary of the noncontrolling interest activity for the three months ended May 31, 2018 and 2019:

	Austin radio partnership	Digonex	Total noncontrolling interests
Balance, February 28, 2018	$47,424	$(16,744)	$30,680
Net income (loss)	1,372	(618)	754
Distributions to noncontrolling interests	(1,721)	—	(1,721)
Balance, May 31, 2018	$47,075	$(17,362)	$29,713
Balance, February 28, 2019	$47,146	$(18,993)	$28,153
Net income (loss)	1,347	(501)	846
Distributions to noncontrolling interests	(1,121)	—	(1,121)
Balance, May 31, 2019	$47,372	$(19,494)	$27,878

Implementation of Recent Accounting Pronouncements

On March 1, 2019, we adopted Accounting Standard Update 2016-02, Leases, using the modified retrospective approach, applied at the beginning of the period of adoption, and we elected the package of transitional practical expedients. The adoption of this standard resulted in recording operating lease liabilities of approximately $28.8 million as of March 1, 2019 along with a corresponding right-of-use asset. The implementation of this standard did not have an impact on our condensed consolidated statements of operations. See Note 11 for more discussion of the Company’s leases.

Recent Accounting Pronouncements Not Yet Implemented

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses, which introduces new guidance for an approach based on using expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities and net investments in leases as well as reinsurance and trade receivables. This standard will be effective for us as of March 1, 2020. We are currently evaluating the impact that the adoption of the new standard will have on our condensed consolidated financial statements.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the three months ended May 31, 2018 and 2019:

	Three Months Ended May 31,
	2018	2019
Risk-Free Interest Rate:	2.6%	2.5% - 2.6%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.8	4.6
Expected Volatility:	53.2%	50.3% - 50.4%

The following table presents a summary of the Company’s stock options outstanding at May 31, 2019, and stock option activity during the three months ended May 31, 2019 (“Price” reflects the weighted average exercise price per share; "Aggregate Intrinsic Value" dollars in thousands):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	2,738,087	$4.72
Granted	224,500	3.71
Exercised	16,829	1.39
Forfeited	—	—
Expired	10,375	3.75
Outstanding, end of period	2,935,383	4.67	6.1	$1,371
Exercisable, end of period	2,248,708	4.97	5.2	$1,165

Cash received from option exercises for the three months ended May 31, 2018 and 2019 was $0.1 million and less than $0.1 million, respectively. The Company did not record an income tax benefit relating to the options exercised during the three months ended May 31, 2018 or 2019.

The weighted average per share grant date fair value of options granted during the three months ended May 31, 2018 and 2019, was $2.03 and $1.65, respectively.

A summary of the Company’s nonvested options at May 31, 2019, and changes during the three months ended May 31, 2019, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	608,175	$1.64
Granted	224,500	1.65
Vested	146,000	1.32
Forfeited	—	—
Nonvested, end of period	686,675	1.71

There were 1.7 million shares available for future grants under the Company’s various equity plans (1.4 million shares under the 2017 Equity Compensation Plan and 0.3 million shares under other plans) at May 31, 2019, not including shares that may become available for future grants upon forfeiture, lapse or surrender for taxes.

The vesting dates of outstanding options at May 31, 2019 range from July 2019 to March 2022, and expiration dates range from July 2019 to March 2029.

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

The following table presents a summary of the Company’s restricted stock grants outstanding at May 31, 2019, and restricted stock activity during the three months ended May 31, 2019 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	265,107	$3.43
Granted	113,548	3.68
Vested (restriction lapsed)	44,548	3.34
Grants outstanding, end of period	334,107	3.53

The total grant date fair value of shares vested during the three months ended May 31, 2018 and 2019, was $0.2 million and $0.1 million, respectively.

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense recognized by the Company during the three months ended May 31, 2018 and 2019. The Company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	Three Months Ended May 31,
	2018	2019
Station operating expenses	$71	$65
Corporate expenses	392	330
Stock-based compensation expense included in operating expenses	$463	$395

As of May 31, 2019, there was $1.3 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.7 years.

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

The carrying amounts of the Company’s FCC licenses were $170.5 million as of February 28, 2019 and May 31, 2019. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the three months ended May 31, 2019, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. These impairment tests may result in additional impairment charges in future periods.

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

Valuation of Goodwill

The carrying amounts of the Company's goodwill, all of which were attributable to our radio division, were $4.3 million as of February 28, 2019 and May 31, 2019. ASC Topic 350-20-35 requires the Company to test goodwill for impairment at least annually. The Company conducts its impairment test on December 1 of each fiscal year, unless indications of impairment exist during an interim period. When assessing its goodwill for impairment, the Company generally uses an enterprise valuation approach to determine the fair value of each of the Company’s reporting units, with radio stations grouped by market. Management determines enterprise value for each of its reporting units by multiplying the two-year average station operating income generated by each reporting unit (current year based on actual results and the next year based on budgeted results) by an estimated market multiple. The Company uses a blended station operating income trading multiple of publicly traded radio operators as a benchmark for the multiple it applies to its radio reporting units. Management believes this methodology for valuing radio properties is a common approach and believes that the multiples used in the valuation are reasonable given our peer comparisons and recent market transactions. To corroborate the fair values determined using the market approach described above, management also uses an income approach, which is a discounted cash flow method to determine the fair value of the reporting unit. If the carrying value of a reporting unit's goodwill exceeds its fair value, the Company recognizes an impairment charge equal to the difference in the statement of operations.

Definite-lived intangibles

The following table presents the weighted-average useful life at May 31, 2019, and the gross carrying amount and accumulated amortization for our sole definite-lived intangible asset at February 28, 2019 and May 31, 2019:

		As of February 28, 2019			As of May 31, 2019
		(in 000's, except years)
	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Programming agreement	2.3	$2,154	$1,396	$758	$2,154	$1,468	$686

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

Total amortization expense from definite-lived intangibles for the three-month periods ended May 31, 2018 and 2019 was $0.1 million in both periods. The following table presents the Company's estimate of future amortization expense for definite-lived intangibles:

Year ended February 28 (29),	Expected Amortization Expense
Remainder of 2020	$221
2021	294
2022	171

Note 4. Long-term Debt

Long-term debt was comprised of the following at February 28, 2019 and May 31, 2019:

	February 28, 2019	May 31, 2019
2014 Credit Agreement Term Loan	$25,000	$—
Mortgage	—	22,891
Term Loan	—	3,778
98.7FM non-recourse debt	47,332	45,613
Other non-recourse debt (1)	10,074	10,095
Less: Current maturities	(32,150)	(8,922)
Less: Unamortized original issue discount	(1,499)	(1,977)
Total long-term debt, net of current portion and debt discount	$48,757	$71,478
(1)	The face value of other non-recourse debt was $10.2 million at February 28, 2019 and May 31, 2019

On April 12, 2019, Emmis and certain of its subsidiaries entered into three loan agreements, consisting of:

1.

$12 million revolving credit agreement by and among Wells Fargo Bank, National Association, as lender, the Company, Emmis Operating Company, a wholly owned subsidiary of the Company, and certain other subsidiaries as borrowers (the “Credit Agreement”). As of May 31, 2019, no amounts were outstanding under the Credit Agreement.

2.	$23 million mortgage by and between Emmis Operating Company and Emmis Indiana Broadcasting, L.P., as borrowers, and Star Financial Bank, as lender (the “Mortgage”).
3.	$4 million term loan, by and between Emmis Operating Company, as borrower, and Barrett Investment Partners, LLC, as lender (the “Term Loan”).

The Credit Agreement expires April 12, 2024, provided the Term Loan is repaid, replaced, or extended by October 12, 2021. Amounts borrowed under the Credit Agreement bear interest at daily three-month LIBOR plus 2.50%. A commitment fee of 0.50% per annum is charged for unused amounts under the Credit Agreement. Pursuant to a Guaranty and Security Agreement, dated as of April 12, 2019, by and among Wells Fargo Bank, National Association, as lender, the Company, Emmis Operating Company, and certain other subsidiaries as borrowers (the “GSA”), the obligations under the Credit Agreement are secured by a perfected first priority security interest in certain of the Company’s accounts receivable and fixed assets, as well as security interests in certain other assets of the Company. Borrowing under the Credit Agreement depends upon continued compliance with certain operating covenants and financial covenants, including maintaining a fixed charge coverage ratio, as specifically defined in the Credit Agreement, of at least 1.10:1.00. No amounts may be borrowed under the Credit Agreement unless and until (i) remaining income tax obligations, of approximately $7 million, are paid in full, or (ii) the borrowing is used to pay such income tax obligations. The operating and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying certain dividends, redeeming or repurchasing capital stock, acquisitions and asset sales. No default or event of default has occurred or is continuing. The Credit Agreement is carried net of an unamortized original issue discount of $0.4 million as of May 31, 2019. The original issue discount is being amortized as additional interest expense over the life of the Credit Agreement using the effective interest method.

The Mortgage expires April 12, 2029, and is secured by a perfected first priority security interest in the Company’s headquarters building in Indianapolis, Indiana, and approximately 70 acres of land owned by the Company in Whitestown, Indiana, which currently is used as a tower site for one of the Company’s radio stations. The Mortgage bears interest at 5.48% per annum and requires monthly principal and interest payments using a 25 year amortization period, with a balloon payment due at expiration. The Mortgage requires continued compliance with certain operating covenants and financial covenants, including maintaining a fixed charge coverage ratio, as specifically defined, of at least 1.10:1.00, and requires certain proceeds from asset sales to be used to repay the Mortgage indebtedness.

The Mortgage is carried net of an unamortized original issue discount of $0.2 million as of May 31, 2019. The original issue discount is being amortized as additional interest expense over the life of the Mortgage using the effective interest method.

The Term Loan expires April 12, 2022, and is secured by a pledge of the Company’s controlling ownership interest in a partnership that owns and operates six radio stations in Austin, Texas. The Term Loan bears interest at 10% per annum the first year, with the rate increasing to 12% in the second year and to 14% in the third year. The Term Loan requires monthly principal and interest payments and is prepayable at par at any time, provided that interest of at least $125 thousand must be paid to the lender. The Term Loan is carried net of an unamortized original issue discount of less than $0.1 million as of May 31, 2019. The original issue discount is being amortized as additional interest expense over the life of the Term Loan using the effective interest method.

In connection with the execution of the Revolving Credit Agreement, Mortgage and Term Loan, the 2014 Credit Agreement, by and among the Company, Emmis Operating Company, as borrower and certain other subsidiaries and the lenders party thereto, was terminated effective April 12, 2019 and all amounts outstanding under that agreement were paid in full. The Company did not record a loss on debt extinguishment as the debt discount related to the 2014 Credit Agreement was fully amortized.

The Revolving Credit Agreement and Mortgage require the Company to comply with certain financial and non-financial covenants. The Company is required to comply with a fixed charge coverage ratio covenant of 1.10:1.00. We were in compliance with all financial and non-financial covenants as of May 31, 2019.

98.7FM Non-recourse Debt

On May 30, 2012, the Company, through wholly-owned, newly-created subsidiaries, issued $82.2 million of non-recourse notes. Teachers Insurance and Annuity Association of America, through a participation agreement with Wells Fargo Bank Northwest, National Association, is entitled to receive payments made on the notes. The notes are obligations only of the newly-created subsidiaries, are non-recourse to the rest of the Company and its subsidiaries, and are secured by the assets of the newly-created subsidiaries, including the payments made to the newly-created subsidiary related to the 98.7FM LMA, which are guaranteed by Disney Enterprises, Inc. The notes bear interest at 4.1%. The 98.7FM non-recourse notes are carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $1.4 million as of February 28, 2019 and May 31, 2019, is being amortized as additional interest expense over the life of the notes.

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

NextRadio, LLC has issued $4.0 million of notes payable. As of May 31, 2019, the notes accrue interest at 2.0%. The first interest payment on these notes was due on August 15, 2018. As of July 11, 2019, NextRadio, LLC has not made any interest payments to the lender. Although there are no penalties for nonpayment of interest, the lender, at its election, may convert the notes and all unpaid interest to senior preferred equity of NextRadio, LLC's parent entity, TagStation, LLC. The lender has given notice of its intent to convert the notes to senior preferred equity of TagStation, LLC, but the steps required to effect this conversion as defined in the loan agreement have not yet been completed. These notes are obligations of NextRadio, LLC and TagStation, LLC and are non-recourse to the rest of Emmis' subsidiaries. TagStation, LLC and Next Radio, LLC have never achieved profitability, with their losses having expanded in recent years as a result of investments in data attribution capabilities.  During the year ended February 28, 2019, Emmis decided to cease further investments in TagStation, LLC and NextRadio, LLC.  As a result, these businesses have reduced the scale of their operations to absolute minimum functionality, terminated the employment of all of their employees and are exploring strategic alternatives.

Based on amounts outstanding at May 31, 2019, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

			98.7FM Non-recourse	Other Non-recourse
Year ended February 28 (29),	Mortgage	Term Loan	Debt	Debt	Total Payments
Remainder of 2020	$286	$889	$5,431	$—	$6,606
2021	454	1,333	7,755	6,239	15,781
2022	484	1,333	8,394	4,000	14,211
2023	512	223	9,069	—	9,804
2024	541	—	9,783	—	10,324
Thereafter	20,614	—	5,181	—	25,795
Total	$22,891	$3,778	$45,613	$10,239	$82,521

Note 5. Fair Value Measurements

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

Recurring Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2019 and May 31, 2019. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of February 28, 2019 and May 31, 2019
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

- Long-term debt : The Company’s long-term debt is not actively traded and is considered a Level 3 measurement. The Company believes the current carrying value of its long-term debt approximates its fair value.

Note 6. Revenue

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

Disaggregation of revenue

The following table presents the Company's revenues disaggregated by revenue source:

	For the Three Months Ended May 31,
	2018	2019
Revenue by Source:
Advertising	$18,775	$19,026
Circulation	102	97
Nontraditional	1,968	1,699
LMA Fees	3,302	2,583
Digital	1,200	2,026
Other	2,659	2,340
Total net revenues	$28,006	$27,771

Note 7. Segment Information

The Company’s operations are currently aligned into two business segments, Radio and Publishing. The Company combines the results of all other immaterial business activities in the “all other” category. Revenues of the “all other” category generally consist of revenues associated with dynamic pricing consulting services provided by Digonex. Our determination of reportable segments is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, and planning and forecasting future periods. Corporate expenses are not allocated to reportable segments and are included in the “all other” category. The Company’s segments operate exclusively in the United States.

The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended February 28, 2019, and in Note 1 to these condensed consolidated financial statements, are applied consistently across segments.

Three Months Ended May 31, 2019	Radio	Publishing	All Other	Consolidated
Net revenues	$26,385	$1,138	$248	$27,771
Station operating expenses excluding depreciation and amortization expense	18,148	1,126	503	19,777
Corporate expenses excluding depreciation and amortization expense	—	—	2,558	2,558
Depreciation and amortization	548	3	199	750
Operating income (loss)	$7,689	$9	$(3,012)	$4,686

Three Months Ended May 31, 2018	Radio	Publishing	All Other	Consolidated
Net revenues	$26,384	$1,273	$349	$28,006
Station operating expenses excluding depreciation and amortization expense	17,693	1,199	2,639	21,531
Corporate expenses excluding depreciation and amortization expense	—	—	2,508	2,508
Depreciation and amortization	570	5	224	799
(Gain) loss on sale of assets, net of disposition costs	(32,398)	331	—	(32,067)
Operating income (loss)	$40,519	$(262)	$(5,022)	$35,235

Total Assets	Radio	Publishing	All Other	Consolidated
As of February 28, 2019	$216,473	$728	$20,545	$237,746
As of May 31, 2019	$242,460	$679	$16,733	$259,872

The increase in radio assets is mostly due to the operating lease right-of-use assets recorded in connection with the implementation of Accounting Standard Update 2016-02, Leases. See Note 11 for more discussion.

Note 8. Regulatory, Legal and Other Matters

Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Emmis filed suit against Illinois National Insurance Company (“INIC”) in 2015 related to INIC’s decision to not cover Emmis’ defense costs under Emmis’ directors and officers insurance policy in a lawsuit related to the Company’s preferred stock in which Emmis was the defendant (the “Prior Litigation”). On March 21, 2018, Emmis was granted summary judgment entitling it to coverage of its defense costs in the Prior Litigation. On October 10, 2018, Emmis and INIC agreed that the amount of Emmis' damages are $3.5 million. On November 7, 2018, INIC appealed the District Court's summary judgment determination that the insurance policy covers Emmis' defense costs. On July 2, 2019, the United States Court of Appeals for the Seventh Circuit reversed the District Court’s decision. Emmis intends to seek a rehearing on the decision. Accordingly, Emmis cannot estimate the amount or timing of a recovery, if any.

Note 9. Income Taxes

Our effective income tax rate was 24% and 22% for the three-month periods ended May 31, 2018 and 2019, respectively. The Company estimates its effective tax rate for the year, which incorporates the reversal of a portion of the valuation allowance, and applies that rate to pre-tax income for the applicable period. This methodology is primarily responsible for the difference between the effective rate and statutory rate.

Note 10. Restructuring Reserve

In connection with the sale of our St. Louis stations in April 2018, the Company originally recorded $1.2 million of restructuring charges related to the involuntary termination of employees and estimated cease-use costs related to our leased St. Louis office facility, net of estimated sublease rentals. This charge is included in the gain on sale of assets, net of disposition costs in the accompanying condensed consolidated financial statements for the three months ended May 31, 2018. During the three months ended November 30, 2018, the Company revised its estimate of cease-use costs related to our leased St. Louis office facility, which resulted in an additional charge of $0.2 million. The table below summarizes the activity related to our restructuring charge for the three-month periods ended May 31, 2018 and 2019.

	For the Three Months Ended May 31,
	2018	2019
Restructuring charges and estimated lease cease-use costs, beginning balance	$—	$1,099
Restructuring charges and estimated lease cease-use costs- St. Louis radio stations sale	1,178	—
Payments, net of accretion	(47)	(66)
Restructuring charges and estimated lease cease-use costs unpaid and outstanding	$1,131	$1,033

     .

Note 11. Leases

We determine if an arrangement is a lease at inception. We have operating leases for office space, tower space, equipment and automobiles expiring at various dates through March 2032. Some leases have options to extend and some have options to terminate. Beginning March 1, 2019 operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our condensed consolidated balance sheet.

Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate if it is readily determinable. Our lease terms may include options to extend or terminate the lease when it is reasonably certain and there is a significant economic incentive to exercise that option.

Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense recognized in the three months ended May 31, 2019 was not material.

We elected not to apply the recognition requirements of Accounting Standards Codification 842, Leases, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the three months ended May 31, 2019 was not material.

The impact of operating leases to our condensed consolidated financial statements was as follows:

Three Months Ended May 31,
2019
Lease Cost
Operating lease cost	$1,198
Other Information
Operating cash flows from operating leases	1,319
Right-of-use assets obtained in exchange for new operating lease liabilities	28,821
Weighted average remaining lease term - operating leases (in years)	8.6
Weighted average discount rate - operating leases	5.6%

As of May 31, 2019, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending February 28 (29),
Remainder of 2020	$3,878
2021	4,990
2022	4,921
2023	4,839
2024	3,449
After 2024	13,705
Total lease payments	35,782
Less imputed interest	8,018
Total recorded lease liabilities	$27,764

Note 12. Subsequent Event

Sale of Controlling Interest in Austin Radio Partnership

On June 7, 2019, a subsidiary of Emmis entered into a Purchased Interest Agreement to sell its 50.1% ownership interest in Emmis Austin Radio Broadcasting Company, L.P. (the “Austin Partnership”) to our minority partner, Sinclair Telecable, Inc., for $39.3 million, subject to customary prorations and adjustments. Closing of the transaction is subject to customary closing conditions, as well as the consent of the FCC of the transfer of control of the Austin Partnership’s FCC licenses. The Austin Partnership exceeds the maximum number of FM stations one entity may own in the Austin market by one, which has been grandfathered by the FCC. For closing to occur, the FCC must grant a waiver for the Austin Partnership’s grandfathered status to pass to Sinclair Telecable, Inc. The Purchased Interest Agreement contains customary representations, warranties, covenants and indemnities.

Proceeds, net of transaction-related expenses and estimated tax liabilities, are expected to be approximately $28 million, and will be used to repay debt outstanding and for general corporate purposes. Upon the closing of the sale, Emmis expects to recognize a gain on disposal in excess of $35 million.

The Austin Partnership has historically been included in our Radio segment. The following table summarizes certain operating results of the Austin Partnership for all periods presented. Interest expense has not been allocated to the Austin Partnership in the table below as the Company cannot yet estimate the amount of required long-term debt repayments associated with the eventual sale of our partnership interest.

	For the Three Months Ended May 31,
	2018	2019
Net revenues	$8,009	$8,287
Station operating expenses, excluding depreciation and amortization expense	5,149	5,527
Depreciation and amortization	141	120
Operating income	2,719	2,640

Emmis determined that the Austin Partnership did not meet the requirements for held for sale classification as of May 31, 2019. As such, the assets and liabilities of the Austin Partnership have not been reclassified to held for sale as of any period presented in the accompanying condensed consolidated balance sheets. Major classes of assets, liabilities and equity of the Austin Partnership as of February 28, 2019 and May 31, 2019 are presented below:

	February 28,	May 31,
	2019	2019
Noncurrent assets:
Property and equipment, net	$5,060	$5,115
Intangible assets	39,058	39,058
Operating lease right-of use assets	—	2,495
Total noncurrent assets	$44,118	$46,668

Liabilities:
Operating lease liabilities	$—	$538
Operating lease liabilities, net of current portion	—	2,265
Total liabilities	$—	$2,803

Equity:
Noncontrolling interest	$47,147	$47,372

In addition, pursuant to the terms of the Purchased Interest Agreement, $4.3 million of the Austin Partnership’s net working capital, as defined in the Purchased interest Agreement, is included in the purchase price.

Sale of WQHT-FM and WBLS-FM and Creation of Mediaco

On June 28, 2019, Emmis entered into a Contribution and Distribution Agreement (the “Contribution Agreement”) with Mediaco Holding Inc., an Indiana corporation (“Mediaco”) and SG Broadcasting LLC, an affiliate of Standard General L.P., a New York-based investment firm that manages event-driven opportunity funds (“Standard General”), pursuant to which (i) Emmis will contribute the assets of its radio stations WQHT-FM and WBLS-FM, both in New York, NY (the “Stations”), in exchange for $91.5 million in cash, a $5.0 million note and 23.72% of the common stock of Mediaco, (ii) Standard General will purchase 76.28% of the common stock of Mediaco, and (iii) the common stock of Mediaco received by Emmis will be distributed pro rata in a taxable dividend to Emmis’ shareholders, making Mediaco a public company expected to be listed on Nasdaq. The common stock of Mediaco acquired by Standard General will be entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders will be entitled to one vote per share. After closing, Emmis will continue to provide management services to the Stations under a Management Agreement, subject to the direction of the Mediaco board of directors which will initially consist of four directors appointed by Standard General and three directors appointed by Emmis. Emmis will receive an annual management fee of $1.25 million, plus reimbursement of certain expenses directly related to the operation of Mediaco’s business. Closing of the transaction is subject to customary closing conditions, including the consent of the FCC to the transfer of control of the Stations’ FCC licenses and the completion by the Securities and Exchange Commission of a review of the Form 10 to be filed for the distribution of the Mediaco common stock to Emmis shareholders. The Contribution Agreement contains customary representations, warranties, covenants and indemnities.

Cash proceeds (includes working capital but excludes the $5.0 million note), net of transaction-related expenses and estimated tax liabilities, are expected to be approximately $90 million, and will be used by Emmis to repay debt outstanding and for general corporate purposes. Upon the closing of the transaction, Emmis expects to recognize a gain in excess of $40 million.

The Stations have historically been included in our Radio segment. The following table summarizes certain operating results of the Stations for all periods presented. Interest expense has not been allocated to the Stations in the table below as the Company cannot yet estimate the amount of required long-term debt repayments associated with the eventual sale of the Stations.

	For the Three Months Ended May 31,
	2018	2019
Net revenues	$9,315	$9,838
Station operating expenses, excluding depreciation and amortization expense	5,705	6,568
Depreciation and amortization	292	323
Operating income	3,318	2,947

Emmis determined that Stations did not meet the requirements for held for sale classification as of May 31, 2019. As such, the assets and liabilities of the Stations have not been reclassified to held for sale as of any period presented in the accompanying condensed consolidated balance sheets. Major classes of assets and liabilities of the Stations as of February 28, 2019 and May 31, 2019 are presented below:

	February 28,	May 31,
	2019	2019
Noncurrent assets:
Property and equipment, net	$2,460	$2,238
Intangible assets	64,025	63,951
Operating lease right-of use assets	—	12,267
Total noncurrent assets	$66,485	$78,456

Liabilities:
Operating lease liabilities	$—	$2,271
Operating lease liabilities, net of current portion	—	12,053
Total liabilities	$—	$14,324

Amendment to Credit Agreement

On June 28, 2019, Emmis entered into Consent and Amendment No. 1 to Credit Agreement and Amendment No. 1 to Guaranty and Security Agreement with Wells Fargo Bank, National Association, which allowed Emmis to enter into the Contribution Agreement and removed certain bank accounts from a schedule to the Guaranty and Security Agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note: Certain statements included in this report or in the financial statements contained herein which are not statements of historical fact, including but not limited to those identified with the words “expect,” “should,” “will” or “look” are intended to be, and are, by this Note, identified as “forward-looking statements,” as defined in the Securities and Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future result, performance or achievement expressed or implied by such forward-looking statement. Such factors include, among others:

•	general economic and business conditions;
•	fluctuations in the demand for advertising and demand for different types of advertising media;
•	our ability to obtain additional capital or to service our outstanding debt;
•	competition from new or different media and technologies;
•

increased competition in our markets and the broadcasting industry, including our competitors changing the format of a station they operate to more directly compete with a station we operate in the same market;

•	our ability to attract and secure programming, on-air talent, writers and photographers;
•	inability to obtain (or to obtain timely) necessary approvals for purchase or sale transactions or to complete the transactions for other reasons generally beyond our control;
•	increases in the costs of programming, including on-air talent;
•	inability to grow through suitable acquisitions or to consummate dispositions;
•	new or changing technologies, including those that provide additional competition for our businesses;
•	new or changing regulations of the Federal Communications Commission or other governmental agencies;
•	war, terrorist acts or political instability; and
•	other factors mentioned in documents filed by the Company with the Securities and Exchange Commission.

For a more detailed discussion of these and other risk factors, see the Risk Factors section of our Annual Report on Form 10-K, for the year ended February 28, 2019. Emmis does not undertake any obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

GENERAL

We principally own and operate radio properties located in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent approximately two-thirds of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. The Nielsen Company generally measures radio station ratings weekly for markets measured by the Portable People Meter ™, which includes all of our radio stations. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.

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

The following table summarizes the sources of our revenues for the three-month period ended May 31, 2018 and 2019. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to Digonex business, network revenues and barter. We sold our four radio stations in St. Louis on April 30, 2018. The St. Louis radio stations were being operated pursuant to local marketing agreements from March 1, 2018 through their sale. The Company received $0.7 million of fees related to this arrangement which are included in “LMA Fees” below.

	Three Months Ended May 31,
	2018	% of Total	2019	% of Total

Net revenues:
Local	$16,076	57.4%	$16,289	58.7%
National	2,497	8.9%	2,733	9.8%
Political	202	0.7%	4	0.0%
Publication Sales	102	0.4%	97	0.3%
Non Traditional	1,968	7.0%	1,699	6.1%
LMA Fees	3,302	11.8%	2,583	9.3%
Digital	1,200	4.3%	2,026	7.3%
Other	2,659	9.5%	2,340	8.5%
Total net revenues	$28,006		$27,771

As previously mentioned, we derive approximately two-thirds of our net revenues from advertising sales. In the three-month period ended May 31, 2019, local sales, excluding political revenues, represented approximately 85% of the advertising revenues for our radio division.

No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately 61% and 64% of our radio division’s total advertising net revenues for the three-month periods ended May 31, 2018 and 2019. The automotive industry was the largest category for our radio division for the three-month periods ended May 31, 2018 and 2019, representing approximately 9% of our radio net revenues.

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

SIGNIFICANT TRANSACTION

On June 7, 2019, a subsidiary of Emmis entered into a Purchased Interest Agreement to sell its 50.1% ownership interest in Emmis Austin Radio Broadcasting Company, L.P. (the “Austin Partnership”) to our minority partner, Sinclair Telecable, Inc., for $39.3 million, subject to customary prorations and adjustments. Closing of the transaction is subject to customary closing conditions, as well as the consent of the Federal Communications Commission (the “FCC”) of the transfer of control of the Austin Partnership’s FCC licenses. The Austin Partnership exceeds the maximum number of FM stations one entity may own in the Austin market by one, which has been grandfathered by the FCC. For closing to occur, the FCC must grant a waiver for the Austin Partnership’s grandfathered status to pass to Sinclair Telecable, Inc. The Purchased Interest Agreement contains customary representations, warranties, covenants and indemnities.

Proceeds, net of transaction-related expenses and estimated tax liabilities, are expected to be approximately $28 million, and will be used to repay debt outstanding and for general corporate purposes. Upon the closing of the sale, Emmis expects to recognize a gain on disposal in excess of $35 million.

The Austin Partnership has historically been included in our Radio segment. The following table summarizes certain operating results of the Austin Partnership for all periods presented. Interest expense has not been allocated to the Austin Partnership in the table below as the Company cannot yet estimate the amount of required long-term debt repayments associated with the eventual sale of our partnership interest.

	For the Three Months Ended May 31,
	2018	2019
Net revenues	$8,009	$8,287
Station operating expenses, excluding depreciation and amortization expense	5,149	5,527
Depreciation and amortization	141	120
Operating income	2,719	2,640

On June 28, 2019, Emmis entered into a Contribution and Distribution Agreement (the “Contribution Agreement”) with Mediaco Holding Inc., an Indiana corporation (“Mediaco”) and SG Broadcasting LLC, an affiliate of Standard General L.P., a New York-based investment firm that manages event-driven opportunity funds (“Standard General”), pursuant to which (i) Emmis will contribute the assets of its radio stations WQHT-FM and WBLS-FM, both in New York, NY (the “Stations”), in exchange for $91.5 million in cash, a $5.0 million note and 23.72% of the common stock of Mediaco, (ii) Standard General will purchase 76.28% of the common stock of Mediaco, and (iii) the common stock of Mediaco received by Emmis will be distributed pro rata in a taxable dividend to Emmis’ shareholders, making Mediaco a public company expected to be listed on Nasdaq. The common stock of Mediaco acquired by Standard General will be entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders will be entitled to one vote per share. After closing, Emmis will continue to provide management services to the Stations under a Management Agreement, subject to the direction of the Mediaco board of directors which will initially consist of four directors appointed by Standard General and three directors appointed by Emmis. Emmis will receive an annual management fee of $1.25 million, plus reimbursement of certain expenses directly related to the operation of Mediaco’s business. Closing of the transaction is subject to customary closing conditions, including the consent of the FCC to the transfer of control of the Stations’ FCC licenses and the completion by the Securities and Exchange Commission of a review of the Form 10 to be filed for the distribution of the Mediaco common stock to Emmis shareholders. The Contribution Agreement contains customary representations, warranties, covenants and indemnities.

Cash proceeds (includes working capital but excludes the $5.0 million note), net of transaction-related expenses and estimated tax liabilities, are expected to be approximately $90 million, and will be used by Emmis to repay debt outstanding and for general corporate purposes. Upon the closing of the transaction, Emmis expects to recognize a gain in excess of $40 million.

The Stations have historically been included in our Radio segment. The following table summarizes certain operating results of the Stations for all periods presented. Interest expense has not been allocated to the Stations in the table below as the Company cannot yet estimate the amount of required long-term debt repayments associated with the eventual sale of the Stations.

	For the Three Months Ended May 31,
	2018	2019
Net revenues	$9,315	$9,838
Station operating expenses, excluding depreciation and amortization expense	5,705	6,568
Depreciation and amortization	292	323
Operating income	3,318	2,947

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

The results of our radio operations are heavily dependent on the results of our stations in the New York market, which account for approximately 50% of our radio net revenues. Some of our competitors that operate larger station clusters in the New York market are able to leverage their market share to extract a greater percentage of available advertising revenue through packaging a variety of advertising inventory at discounted unit rates. Market revenues in New York as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were up 4.1% for the three months ended May 31 2019, as compared to the same period of the prior year. During this period, revenues for our New York cluster were up 4.6%.

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, Emmis’ long-term debt agreements substantially limit our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In that respect, over the past three fiscal years we have sold radio stations in Terre Haute, Los Angeles, and St. Louis, and we have entered into an agreement to sell our controlling interest in a partnership that owns and operates radio stations in Austin. We have also sold all of our publishing assets, except Indianapolis Monthly. We continue to explore the sale of WLIB-AM in New York and other assets, including land in Indianapolis. After the closing of the sale of our Austin partnership interest and WQHT-FM and WBLS-FM in New York, we expect the limitations in our long-term debt agreements to be substantially reduced. Accordingly, we have begun the process of actively exploring additional businesses to acquire, with the goal of investing the proceeds from these sales into businesses with better growth profiles than we have experienced in recent years in our radio and magazine businesses.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that encompass significant judgments and uncertainties, and potentially lead to materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below.

Revenue Recognition

The Company generates revenues from the sale of services and products including, but not limited to: (i) on-air commercial broadcast time, (ii) magazine-related display advertising, (iii) magazine circulation and newsstand revenues, (iv) non-traditional revenues including event-related revenues and event sponsorship revenues, (v) revenues generated from LMAs and (vi) digital advertising. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Substantially all deferred revenue is recognized within twelve months of the payment date. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.

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

FCC Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of May 31, 2019, we have recorded approximately $174.9 million in goodwill and FCC licenses, which represents approximately 67% of our total assets.

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

Results of Operations for the Three-Month Periods Ended May 31, 2019, Compared to May 31, 2018

Net revenues:

	For the Three Months Ended May 31,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$26,384	$26,385	$1	0.0%
Publishing	1,273	1,138	(135)	(10.6)%
All Other	349	248	(101)	(28.9)%
Total net revenues	$28,006	$27,771	$(235)	(0.8)%

Radio net revenues were flat for the three-month period ended May 31, 2019. We entered into LMAs with the buyers of our St. Louis radio stations in the prior year. While we did not recognize any advertising revenues during the period in which the LMAs were in effect through the eventual sale of the stations in April 2018, we did recognize approximately $0.7 million of LMA revenue. Absent this LMA revenue, net revenues would have been up approximately $0.7 million or 2.8%.

We typically monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for our radio markets increased 2.9% for the three-month period ended May 31, 2019, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan were up 2.6% for the three-month period ended May 31, 2019, as compared to the same period of the prior year. Our performance exceeded the market average in all three of our radio markets, but we slightly underperformed in total due to the weighting the New York market has on our aggregated totals.

All other represents the results of Digonex and TagStation. During the quarter ended February 28, 2019, the Company ceased investing in TagStation and dramatically reduced its operations. Net revenues for TagStation decreased $0.3 million for the three-month period ended May 31, 2019 as compared to the same period of the prior year and are expected to be minimal in future periods.

Station operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended May 31,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$17,693	$18,148	$455	2.6%
Publishing	1,199	1,126	(73)	(6.1)%
All Other	2,639	503	(2,136)	(80.9)%
Total station operating expenses excluding depreciation and amortization expense	$21,531	$19,777	$(1,754)	(8.1)%

The increase in station operating expenses excluding depreciation and amortization expense for our radio division for the three-month period ended May 31, 2019 is primarily due to higher employee compensation costs, including higher healthcare costs.

All other represents the results of Digonex and TagStation. During the quarter ended February 28, 2019, the Company ceased investing in TagStation and dramatically reduced its operations. Station operating expenses excluding depreciation and amortization expense for TagStation decreased $2.1 million for the three-month period ended May 31, 2019 as compared to the same period of the prior year and are expected to be minimal in future periods.

Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended May 31,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$2,508	$2,558	$50	2.0%

Corporate expenses excluding depreciation and amortization expense increased primarily due to legal fees associated with the sale of our controlling interest in the Austin Partnership and other matters.

Depreciation and amortization:

	For the Three Months Ended May 31,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$570	$548	$(22)	(3.9)%
Publishing	5	3	(2)	(40.0)%
All Other	224	199	(25)	-11.2%
Total depreciation and amortization	$799	$750	$(49)	(6.1)%

The decrease in radio depreciation and amortization expense for the three-month period ended May 31, 2019 mostly relates to (i) the cessation of depreciation expense related to fixed assets of our TagStation business following their full impairment during the three-month period ended February 28, 2019 and (ii) lower depreciation expense for our radio division as a result of certain radio equipment becoming fully depreciated.

Gain on sale of assets, net of disposition costs:

	For the Three Months Ended May 31,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Gain on sale of assets, net of disposition costs:
Radio	$(32,398)	$-	$32,398	N/A
Publishing	331	-	(331)	N/A
Total gain on sale of assets, net of disposition costs	$(32,067)	$-	$32,067	N/A

During the three-month period ended May 31, 2018, the Company sold its four radio stations in St. Louis for $60.0 million in cash and recognized a $32.4 million gain on the sale of these stations. The loss on sale of publishing assets during the three-month period ended May 31, 2018 relates to the settlement of our dispute with Hour Media and the related legal fees incurred.

Operating income:

	For the Three Months Ended May 31,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Operating income:
Radio	$40,519	$7,689	$(32,830)	(81.0)%
Publishing	(262)	9	271	(103.4)%
All Other	(5,022)	(3,012)	2,010	(40.0)%
Total operating income:	$35,235	$4,686	$(30,549)	(86.7)%

Radio operating income decreased in the three-month period ended May 31, 2019 due to the sale of our radio stations in St. Louis in April 2018.

All other operating income increased mostly due to lower station operating expenses, excluding depreciation and amortization expense as a result of the reduction of scale of TagStation.

Interest expense:

	For the Three Months Ended May 31,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$2,641	$1,481	$(1,160)	(43.9)%

Interest expense decreased in the three-month period ended May 31, 2019 mostly due to lower debt outstanding as compared to the same period of the prior year. On April 30, 2018, the Company sold radio stations in St. Louis and repaid approximately $41.5 million of term loans. The weighted-average interest rate of debt outstanding was 5.8% and 4.7% at May 31, 2018 and 2019, respectively.

Loss on debt extinguishment:

	For the Three Months Ended May 31,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$771	$-	$(771)	(100.0)%

In connection with required term loan repayments associated with the sale of our radio stations in St. Louis in the prior year, the Company wrote-off a pro rata portion of the unamortized debt discount outstanding attributable to the retired term loans.

Provision for income taxes:

	For the Three Months Ended May 31,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$7,600	$701	$(6,899)	(90.8)%

Our effective income tax rate was 24% for the three-month periods ended May 31, 2018 and 2019, respectively. The Company estimates its effective tax rate for the year, which incorporates the reversal of a portion of the valuation allowance, and applies that rate to pre-tax income for the applicable period. This methodology is primarily responsible for the difference between the effective rate and statutory rate.

Consolidated net income:

	For the Three Months Ended May 31,
	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$24,239	$2,516	$(21,723)	(89.6)%

Consolidated net income for the three-month period ended May 31, 2019 decreased mostly due to the nonrecurring gain on sale of our St. Louis radio stations in the prior year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand and cash provided by operations. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements, repayment of debt and investments in future growth opportunities in new businesses. However, after the closing of the sale of our Austin partnership interest and WQHT-FM and WBLS-FM in New York, we would expect the relative level of investments in new businesses to increase, assuming we are able to identify and execute such new investments. The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness.

At May 31, 2019, we had cash and cash equivalents of $2.8 million and net working capital of $(5.4) million. At February 28, 2019, we had cash and cash equivalents of $5.4 million and net working capital of $(27.4) million. The increase in net working capital is largely due to the decrease of current maturities associated with the refinancing of our 2014 Credit Agreement debt.

Operating Activities

Cash used in operating activities was $0.8 million and $1.7 million for the three-month periods ended May 31, 2018 and 2019, respectively. The increase in cash used in operating activities is due to the settlement of tax obligations during the quarter, partially offset by lower interest payments and higher operating income, excluding the gain on sale of the St. Louis stations in the prior year.

Investing Activities

Cash provided by investing activities during the three-month period ended May 31, 2018 was $60.0 million versus cash used in investing activities of $0.2 million during the three-month period ended May 31, 2019. During the three-month period ended May 31, 2018, we closed on the sale of four radio stations in St. Louis and received $60.0 million in proceeds. Capital expenditures for the three-month period ended May 31, 2018 were less than $0.1 million. During the three-month period ended May 31, 2019, the sole investing activity consisted of capital expenditures of approximately $0.2 million. We expect capital expenditures to be approximately $0.7 million in the current fiscal year, compared to $0.5 million in fiscal 2019. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash on hand and cash generated from operating activities.

Financing Activities

Cash used in financing activities was $53.7 million and $1.8 million for the three-month periods ended May 31, 2018 and 2019, respectively. During the three-month period ended May 31, 2018, cash used in financing activities mostly related to net debt repayments of $52.0 million and distributions paid to noncontrolling interests of $1.7 million. During the three-month period ended May 31, 2019, cash used in financing activities mostly related to distributions paid to noncontrolling interests of $1.1 million and debt-related costs of $0.6 million.

As of May 31, 2019, Emmis had $26.7 million of secured indebtedness ($22.9 million under a mortgage and $3.8 million under a term loan) and $55.8 million of non-recourse debt ($45.6 million related to 98.7FM in New York, $6.2 million related to Digonex, and $4.0 million related to NextRadio). As of May 31, 2019, our weighted average borrowing rate under our secured indebtedness was approximately 6.1%. The non-recourse debt related to 98.7FM in New York bears interest at 4.1% per annum, the non-recourse debt related to Digonex bears interest at 5.0% per annum, and the non-recourse debt related to NextRadio bears interest at 2.0% per annum.

The debt service requirements of Emmis over the next twelve-month period are expected to be $3.1 million related to our secured indebtedness ($1.6 million of principal repayments and $1.5 million of interest payments) and $9.0 million related to our 98.7FM non-recourse debt ($7.3 million of principal repayments and $1.7 million of interest payments). Digonex non-recourse debt ($6.2 million face amount, $6.0 million carrying amount as of May 31, 2019) is due in December 2020 and NextRadio non-recourse debt is due in December 2021. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt.

Although we have no borrowings outstanding under our Credit Agreement as of May 31, 2019, we are required to comply with certain of its operating covenants and financial ratios. Emmis was in compliance with these covenants as of May 31, 2019. As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, our Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.

Intangibles

As of May 31, 2019, approximately 67% of our total assets consisted of FCC broadcast licenses and goodwill, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.

Regulatory, Legal and Other Matters

Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Emmis filed suit against Illinois National Insurance Company (“INIC”) in 2015 related to INIC’s decision to not cover Emmis’ defense costs under Emmis’ directors and officers insurance policy in a lawsuit related to the Company’s preferred stock in which Emmis was the defendant (the “Prior Litigation”). On March 21, 2018, Emmis was granted summary judgment entitling it to coverage of its defense costs in the Prior Litigation. On October 10, 2018, Emmis and INIC agreed that the amount of Emmis' damages are $3.5 million. On November 7, 2018, INIC appealed the District Court's summary judgment determination that the insurance policy covers Emmis' defense costs. On July 2, 2019, the United States Court of Appeals for the Seventh Circuit reversed the District Court’s decision. Emmis intends to seek a rehearing on the decision. Accordingly, Emmis cannot estimate the amount or timing of a recovery, if any.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of May 31, 2019 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended May 31, 2019, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended May 31, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
March 1, 2019 - March 31, 2019	5,110	$3.68	—	$—
April 1, 2019 - April 30, 2019	—	$—	—	$—
May 1, 2019 - May 31, 2019	13,999	$3.60	—	$—
	19,109		—

Item 6.    Exhibits

(a)	Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective July 7, 2016		8-K		3.1	7/7/2016
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Description of Capital Stock		10-K	2/28/2019	4.1	5/9/2019
10.1	Employment Agreement with Ryan A. Hornaday effective March 1, 2019 ++		8-K		10.1	3/6/2019
10.2	Change in Control Severance Agreement with Ryan A. Hornaday effective March 1, 2019 ++		8-K		10.2	3/6/2019
10.3	Change in Control Severance Agreement with Patrick M. Walsh effective March 1, 2019 ++		8-K		10.3	3/6/2019
10.4	Credit Agreement, dated as of April 12, 2019, by and among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, and Wells Fargo Bank, National Association		8-K		10.1	4/15/2019
10.5	Guaranty and Security Agreement, dated as of April 12, 2019, by and among Emmis Communications Corporation, Emmis Operating Company, certain other subsidiaries of the Company, and Wells Fargo Bank, National Association		8-K		10.2	4/15/2019
10.6	Loan Agreement, dated as of April 12, 2019, by and among Emmis Operating Company, Emmis Indiana Broadcasting, L.P., and Star Financial Bank		8-K		10.3	4/15/2019
10.7	Term Loan Note and Agreement, dated as of April 12, 2019, by and among Emmis Operating Company and Barrett Investment Partners, LLC		8-K		10.4	4/15/2019
10.8	Employment Agreement, dated as of March 1, 2019 by and between Emmis Operating Company and Paul V. Brenner ++		10-K	2/28/2019	10.10	5/9/2019
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

++	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: July 11, 2019	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and
Treasurer