Form 10-Q
period 2019-08-31
EMMIS COMMUNICATIONS CORP
filed 2019-10-10
CIK 783005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value	EMMS	Nasdaq Global Select Market

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of October 2, 2019, was:

11,930,824	Shares of Class A Common Stock, $.01 Par Value
1,242,366	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2019	2018	2019
NET REVENUES	$9,404	$8,883	$20,086	$18,529
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $159, $101, $326 and $211, respectively	9,008	7,799	19,685	15,468
Corporate expenses excluding depreciation and amortization expense of $198, $195, $397 and $392, respectively	2,802	2,216	5,310	4,774
Impairment loss	205	4,022	205	4,022
Depreciation and amortization	357	296	723	603
Loss (gain) on sale of assets, net of disposition costs	15	31	(32,052)	31
Total operating expenses	12,387	14,364	(6,129)	24,898
OPERATING (LOSS) INCOME	(2,983)	(5,481)	26,215	(6,369)
OTHER EXPENSE:
Interest expense	(1,483)	(976)	(3,899)	(2,171)
Loss on debt extinguishment	—	—	(771)	—
Other income, net	36	14	52	26
Total other expense	(1,447)	(962)	(4,618)	(2,145)
(LOSS) INCOME BEFORE INCOME TAXES	(4,430)	(6,443)	21,597	(8,514)
(BENEFIT) PROVISION FOR INCOME TAXES	(1,150)	(337)	8,960	(583)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(3,280)	(6,106)	12,637	(7,931)
DISCONTINUED OPERATIONS, NET OF TAX	3,712	13,951	12,034	18,292
CONSOLIDATED NET INCOME	432	7,845	24,671	10,361
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	805	832	1,559	1,678
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(373)	$7,013	$23,112	$8,683

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2019	2018	2019
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net (loss) income attributable to common shareholders - continuing operations	$(2,714)	$(5,606)	$13,821	$(6,930)
Net income attributable to common shareholders - discontinued operations	2,341	12,619	9,291	15,613
Net (loss) income attributable to common shareholders	$(373)	$7,013	$23,112	$8,683
BASIC NET (LOSS) INCOME PER SHARE:
Continuing operations	$(0.22)	$(0.44)	$1.10	$(0.54)
Discontinued operations	0.19	0.98	0.74	1.22
Basic net (loss) income per share	$(0.03)	$0.55	$1.85	$0.68
Basic weighted average shares outstanding	12,522	12,830	12,521	12,802
DILUTED NET (LOSS) INCOME PER SHARE:
Continuing operations	$(0.22)	$(0.44)	$1.02	$(0.54)
Discontinued operations	0.19	0.98	0.69	1.22
Diluted net (loss) income per share	$(0.03)	$0.55	$1.71	$0.68
Diluted weighted average shares outstanding	12,522	12,830	13,495	12,802

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2019	2018	2019
CONSOLIDATED NET INCOME	$432	$7,845	$24,671	$10,361
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	805	832	1,559	1,678
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(373)	$7,013	$23,112	$8,683

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	February 28, 2019	August 31, 2019
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,343	$1,574
Restricted cash	2,504	1,503
Accounts receivable, net	11,919	13,788
Prepaid expenses	3,374	3,950
Other current assets	1,225	1,697
Current assets held for sale	6,629	7,886
Total current assets	29,994	30,398
PROPERTY AND EQUIPMENT, NET	16,061	15,515
INDEFINITE-LIVED INTANGIBLE ASSETS	72,562	68,540
OPERATING LEASE RIGHT-OF-USE ASSETS	—	8,844
OTHER ASSETS, NET	8,462	8,072
LONG-TERM ASSETS HELD FOR SALE	110,667	124,871
Total assets	$237,746	$256,240
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,160	$5,405
Current maturities of long-term debt	32,150	9,078
Accrued salaries and commissions	1,919	984
Deferred revenue	3,464	3,866
Income taxes payable	11,200	7,497
Operating lease liabilities	—	858
Other current liabilities	2,401	1,762
Current liabilities held for sale	2,072	4,509
Total current liabilities	57,366	33,959
LONG-TERM DEBT, NET OF CURRENT MATURITIES AND UNAMORTIZED DISCOUNT	48,757	69,196
OPERATING LEASE LIABILITIES, NET OF CURRENT	—	9,567
OTHER NONCURRENT LIABILITIES	3,914	2,367
DEFERRED INCOME TAXES	25,232	18,156
NONCURRENT LIABILITIES HELD FOR SALE	2,110	13,683
Total liabilities	137,379	146,928
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A common stock, $.01 par value; authorized 42,500,000 shares; issued and outstanding 11,809,291 shares at February 28, 2019 and 11,913,170 shares at August 31, 2019	118	119
Class B common stock, $.01 par value; authorized 7,500,000 shares; issued and outstanding 1,242,366 shares at February 28, 2019 and August 31, 2019	12	12
Additional paid-in capital	595,984	596,512
Accumulated deficit	(523,900)	(515,217)
Total shareholders’ equity	72,214	81,426
NONCONTROLLING INTERESTS	28,153	27,886
Total equity	100,367	109,312
Total liabilities and equity	$237,746	$256,240

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance, February 28, 2018	11,649,440	$116	1,142,366	$11	$594,708	$(547,252)	$30,680	$78,263
Net income						23,485	754	24,239
Issuance of common stock to employees and officers, net	(4,097)		100,000	1	389			390
Exercise of stock options	45,834	1			119			120
Distributions to noncontrolling interests							(1,721)	(1,721)
Balance, May 31, 2018	11,691,177	$117	1,242,366	$12	$595,216	$(523,767)	$29,713	$101,291
Net (loss) income						(373)	805	432
Issuance of common stock to employees and officers, net	(26,778)				125			125
Exercise of stock options	5,000				12			12
Distributions to noncontrolling interests							(1,003)	(1,003)
Balance, August 31, 2018	11,669,399	$117	1,242,366	$12	$595,353	$(524,140)	$29,515	$100,857

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)

(Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance, February 28, 2019	11,809,291	$118	1,242,366	$12	$595,984	$(523,900)	$28,153	$100,367
Net income						1,670	846	2,516
Issuance of common stock to employees and officers, net	56,458	1			312			313
Exercise of stock options	16,829				23			23
Distributions to noncontrolling interests							(1,121)	(1,121)
Balance, May 31, 2019	11,882,578	$119	1,242,366	$12	$596,319	$(522,230)	$27,878	$102,098
Net income						7,013	832	7,845
Issuance of common stock to employees and officers, net	(1,724)				115			115
Exercise of stock options	32,316				78			78
Distributions to noncontrolling interests							(824)	(824)
Balance, August 31, 2019	11,913,170	$119	1,242,366	$12	$596,512	$(515,217)	$27,886	$109,312

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended August 31,
	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$24,671	$10,361
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities -
Discontinued operations	(12,034)	(18,292)
Gain on sale of assets, net of disposition costs	(32,052)	—
Depreciation and amortization	723	603
Amortization of debt discount	800	237
Noncash accretion of debt	41	41
Loss on debt extinguishment	771	—
Impairment of assets	205	4,022
Provision for bad debts	393	15
Deferred income taxes	(2,883)	(1,270)
Noncash compensation	858	766
Loss on disposal of property and equipment	—	31
Net cash provided by operating activities - discontinued operations	8,231	10,421
Changes in assets and liabilities -
Accounts receivable	2,780	(273)
Prepaid expenses and other current assets	966	(781)
Other assets	(587)	867
Accounts payable and accrued liabilities	(4,281)	(236)
Deferred revenue	635	712
Income taxes	9,442	(3,701)
Other liabilities	358	(1,084)
Net cash (used in) provided by operating activities	(963)	2,439
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(48)	(89)
Proceeds from the sale of assets	60,000	—
Net cash used in investing activities - discontinued operations	(57)	(373)
Net cash provided by (used in) investing activities	59,895	(462)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(56,179)	(29,276)
Proceeds from long-term debt	2,500	27,000
Debt-related costs	—	(635)
Proceeds from the exercise of stock options	131	101
Settlement of tax withholding obligations on stock issued to employees	(386)	(375)
Net cash used in discontinued operations - financing activities	(2,724)	(1,945)
Net cash used in financing activities	(56,658)	(5,130)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH INCLUDING CASH CLASSIFIED AS HELD FOR SALE	2,274	(3,153)
(INCREASE) DECREASE IN CASH CLASSIFIED AS HELD FOR SALE	224	(617)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,498	(3,770)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	5,020	6,847
End of period	$7,518	$3,077
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,280	$2,139
Cash paid for income taxes, net	349	4,402
Noncash financing transactions-
Stock issued to employees and directors	901	854

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

August 31, 2019

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

In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at August 31, 2019, the results of its operations for the three-month and six-month periods ended August 31, 2018 and 2019, and cash flows for the six-month periods ended August 31, 2018 and 2019.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019 that have had a material impact on our condensed consolidated financial statements and related notes.

Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at August 31, 2018 and 2019 consisted of stock options and restricted stock awards. The following table sets forth the calculation of basic and diluted net income per share:

	For the Three Months Ended August 31,
	2018			2019
	Net Loss	Shares	Net Loss Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income (loss) per common share:
Net income (loss) available to common shareholders	$(373)	12,522	$(0.03)	$7,013	12,830	$0.55
Impact of equity awards	—	—		—	—
Diluted net income (loss) per common share:
Net income (loss) available to common shareholders	$(373)	12,522	$(0.03)	$7,013	12,830	$0.55

	For the Six Months Ended August 31,
	2018			2019
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$23,112	12,521	$1.85	$8,683	12,802	$0.68
Impact of equity awards	—	974	—	—	—	—
Diluted net income per common share:
Net income available to common shareholders	$23,112	13,495	$1.71	$8,683	12,802	$0.68

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2018	2019	2018	2019
	(shares in 000’s )
Equity awards	1,929	2,075	876	2,235
Antidilutive common share equivalents	1,929	2,075	876	2,235

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

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2018	2019	2018	2019
Net revenues	$2,583	$2,583	$5,166	$5,166
Station operating expenses, excluding depreciation and amortization expense	299	336	596	686
Interest expense	592	522	1,201	1,062

Assets and liabilities of 98.7FM as of February 28, 2019 and August 31, 2019 were as follows:

	As of February 28, 2019	As of August 31, 2019
Current assets:
Restricted cash	$1,504	$1,278
Prepaid expenses	394	372
Other current assets	340	526
Total current assets	2,238	2,176
Noncurrent assets:
Property and equipment, net	188	248
Indefinite lived intangibles	46,390	46,390
Operating lease right-of-use assets	—	7,541
Other assets	6,255	5,930
Total noncurrent assets	52,833	60,109
Total assets	$55,071	$62,285
Current liabilities:
Accounts payable and accrued expenses	$15	$15
Current maturities of long-term debt	7,150	7,448
Deferred revenue	864	894
Operating lease liabilities	—	356
Other current liabilities	162	150
Total current liabilities	8,191	8,863
Noncurrent liabilities:
Long-term debt, net of current portion and unamortized debt discount	38,747	35,076
Operating lease liabilities, net of current	—	8,221
Total noncurrent liabilities	38,747	43,297
Total liabilities	$46,938	$52,160

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the same amounts shown in the condensed consolidated statements of cash flows.

	As of February 28, 2019	As of August 31, 2019
Cash and cash equivalents, excluding amounts classified as held for sale	$4,343	$1,574
Restricted cash:
98.7FM LMA restricted cash	1,504	1,278
Cash used to secure the Company's purchasing card and travel and expense program	1,000	225
Total cash, cash equivalents and restricted cash	$6,847	$3,077

As of February 28, 2019 and August 31, 2019, restricted cash relates to cash on deposit in trust accounts related to our 98.7FM LMA in New York City that services long-term debt and cash held by JPMorgan Chase as collateral to secure the Company’s corporate purchasing card and travel and expense program. Cash held by Emmis Austin Radio Broadcasting Company, L.P. is classified as held for sale as of February 28, 2019 and August 31, 2019. See the discussion of our discontinued operations on the subsequent page for more information related to assets held for sale.

Noncontrolling Interests

The Company follows Accounting Standards Codification paragraph 810-10-65-1 to report the noncontrolling interests related to our Austin radio partnership and Digonex Technologies Inc., a dynamic pricing business (hereinafter "Digonex"). We have a 50.1% controlling interest in our Austin radio partnership. We do not own any of the common equity of Digonex, but we consolidate the entity because we control its board of directors via rights granted in convertible preferred stock and convertible debt that we own. As of August 31, 2019, Emmis owns rights that are convertible into approximately 84% of Digonex's common equity.

Noncontrolling interests represent the noncontrolling interest holders' proportionate share of the equity of the Austin radio partnership and Digonex. Noncontrolling interests are adjusted for the noncontrolling interest holders' proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As discussed below, our Austin radio partnership is held for sale. Below is a summary of the noncontrolling interest activity for the six months ended August 31, 2018 and 2019:

	Austin radio partnership	Digonex	Total noncontrolling interests
Balance, February 28, 2018	$47,424	$(16,744)	$30,680
Net income (loss)	2,743	(1,184)	1,559
Distributions to noncontrolling interests	(2,724)	—	(2,724)
Balance, August 31, 2018	$47,443	$(17,928)	$29,515
Balance, February 28, 2019	$47,146	$(18,993)	$28,153
Net income (loss)	2,679	(1,001)	1,678
Distributions to noncontrolling interests	(1,945)	—	(1,945)
Balance, August 31, 2019	$47,880	$(19,994)	$27,886

Discontinued Operations

During the quarter ended August 31, 2019, the Company entered into agreements to sell its 50.1% ownership interest in Emmis Austin Radio Broadcasting Company, L.P. (the “Austin Partnership”), as well as WQHT-FM and WBLS-FM in New York. The Company concluded that each of these transactions is a disposal of a business that meets the criteria to be classified as held for sale and each is a strategic shift that will have a significant impact on the Company’s operations and financial results. As such, the assets and liabilities of these businesses included in the disposal transactions have been classified as held for sale, and the results of operations and cash flows of these businesses have been classified as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements. See below for more discussion of each of these transactions.

Summary of Discontinued Operations Activity:

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2018	2019	2018	2019
Income from discontinued operations:
Austin Radio Partnership	$2,592	$2,618	$5,174	$5,084
WQHT-FM and WBLS-FM	2,616	4,580	5,846	7,402
Total income before income taxes from discontinued operations	5,208	7,198	11,020	12,486
Less: provision (benefit) for income taxes	1,496	(6,753)	(1,014)	(5,806)
Income from discontinued operations, net of tax	$3,712	$13,951	$12,034	$18,292

A discussion of each component of discontinued operations follows.

Austin Radio Partnership

On June 7, 2019, a subsidiary of Emmis entered into a Purchased Interest Agreement to sell its 50.1% ownership interest in the Austin Partnership to our minority partner, Sinclair Telecable, Inc., for $39.3 million, subject to customary prorations and adjustments. Closing of the transaction occurred on October 1, 2019 and Emmis recognized a gain on sale of approximately $36.8 million. Cash proceeds, net of transaction-related expenses and estimated tax liabilities, were approximately $29.5 million. Approximately $9.9 million of these proceeds were used to repay debt outstanding, with the balance held for general corporate purposes, including capital expenditures, working capital, and potential acquisitions and investments.

The Austin Partnership has historically been included in our Radio segment. The following table summarizes certain operating results of the Austin Partnership for all periods presented. A portion of Emmis’ mortgage debt is required to be repaid with proceeds of this transaction. In accordance with ASC 205-20-45-6, Emmis has allocated interest on the debt required to be repaid as a result of this disposal transaction to the results of the Austin Radio Partnership.

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2018	2019	2018	2019
Net revenues	$8,456	$8,592	$16,465	$16,879
Station operating expenses, excluding depreciation and amortization	5,593	5,889	10,742	11,416
Depreciation and amortization	130	—	271	120
Interest expense	141	85	278	259
Income before taxes	$2,592	$2,618	$5,174	$5,084

Major classes of assets and liabilities of the Austin Partnership that are classified as held for sale in the accompanying condensed consolidated balance sheets are as follows:

	As of February 28, 2019	As of August 31, 2019
Current assets:
Cash and cash equivalents	$1,095	$1,712
Accounts receivable, net	4,856	5,753
Prepaid expenses	357	313
Other current assets	121	108
Total current assets	6,429	7,886
Noncurrent assets:
Property and equipment, net	5,060	5,246
Indefinite lived intangibles	34,720	34,720
Goodwill	4,338	4,338
Operating lease right-of-use assets	—	2,354
Other assets	25	25
Total noncurrent assets	44,143	46,683
Total assets	$50,572	$54,569
Current liabilities:
Accounts payable and accrued expenses	$291	$411
Accrued salaries and commissions	651	643
Deferred revenue	591	513
Income taxes payable	18	18
Operating lease liabilities	—	516
Other current liabilities	23	80
Total current liabilities	1,574	2,181
Noncurrent liabilities:
Operating lease liabilities, net of current	—	2,137
Other noncurrent liabilities	332	2
Total noncurrent liabilities	332	2,139
Total liabilities	$1,906	$4,320
Equity:
Noncontrolling interests	$47,146	$47,880

WQHT-FM and WBLS-FM

On June 28, 2019, Emmis entered into a Contribution and Distribution Agreement (the “Contribution Agreement”) with MediaCo Holding Inc., an Indiana corporation (“MediaCo”) and SG Broadcasting LLC, an affiliate of Standard General L.P., a New York-based investment firm that manages event-driven opportunity funds (“Standard General”), pursuant to which (i) Emmis will contribute the assets of its radio stations WQHT-FM and WBLS-FM, both in New York, NY (the “Stations”), in exchange for $91.5 million in cash, a $5.0 million note and 23.72% of the common stock of MediaCo, (ii) Standard General will purchase 76.28% of the common stock of MediaCo, and (iii) the common stock of MediaCo received by Emmis will be distributed pro rata in a taxable dividend to Emmis’ shareholders, making MediaCo a public company expected to be listed on Nasdaq. The common stock of MediaCo acquired by Standard General (which will be MediaCo’s Class B common stock) will be entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders (which will be MediaCo’s Class A common stock) will be entitled to one vote per share. After closing, Emmis will continue to provide management services to the Stations under a Management Agreement, subject to the direction of the MediaCo board of directors which will initially consist of four directors appointed by Standard General and three directors appointed by Emmis. Emmis will receive an annual management fee of $1.25 million, plus reimbursement of certain expenses directly related to the operation of MediaCo’s business. Closing of the transaction is subject to customary closing conditions, including the consent of the FCC to the transfer of control of the Stations’ FCC licenses, which was granted on September 20, 2019, and the completion by the Securities and Exchange Commission of a review of the Form 10, which has been filed for the distribution of the MediaCo Class A common stock to Emmis shareholders. The Contribution Agreement contains customary representations, warranties, covenants and indemnities.

Cash proceeds (excluding the $5.0 million note), net of transaction-related expenses and estimated tax liabilities, are expected to be approximately $90 million, and will be used by Emmis to repay debt outstanding and for general corporate purposes. Upon the closing of the transaction, Emmis expects to recognize a gain in excess of $40 million.

The Stations have historically been included in our Radio segment. The following table summarizes certain operating results of the Stations for all periods presented. In accordance with ASC 205-20-45-6, Emmis has allocated interest on the debt required to be repaid as a result of this disposal transaction to the results of the Stations.

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2018	2019	2018	2019
Net revenues	$14,196	$16,314	$23,511	$26,152
Station operating expenses, excluding depreciation and amortization	11,197	11,585	16,902	18,166
Depreciation and amortization	292	94	584	417
Interest expense	91	55	179	167
Income before taxes	$2,616	$4,580	$5,846	$7,402

Major classes of assets and liabilities of the Stations that are classified as held for sale in the accompanying condensed consolidated balance sheets are as follows:

	As of February 28, 2019	As of August 31, 2019
Current assets:
Prepaid expenses	$100	$—
Other current assets	100	—
Total current assets	200	—
Noncurrent assets:
Property and equipment, net	2,356	2,102
Indefinite lived intangibles	63,265	63,265
Other intangibles, net	758	661
Operating lease right-of-use assets	—	11,817
Other assets	145	343
Total noncurrent assets	66,524	78,188
Total assets	$66,724	$78,188
Current liabilities:
Operating lease liabilities	$—	$2,302
Other current liabilities	498	26
Total current liabilities	498	2,328
Noncurrent liabilities:
Operating lease liabilities, net of current	—	11,466
Other noncurrent liabilities	1,778	78
Total noncurrent liabilities	1,778	11,544
Total liabilities	$2,276	$13,872

Implementation of Recent Accounting Pronouncements

On March 1, 2019, we adopted Accounting Standard Update 2016-02, Leases, using the modified retrospective approach, applied at the beginning of the period of adoption, and we elected the package of transitional practical expedients. The adoption of this standard resulted in recording operating lease liabilities of approximately $28.8 million as of March 1, 2019 along with a corresponding right-of-use asset. A significant portion of these amounts has been reclassified to held for sale. The implementation of this standard did not have an impact on our condensed consolidated statements of operations. See Note 11 for more discussion of the Company’s leases.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the six months ended August 31, 2018 and 2019:

	Six Months Ended August 31,
	2018	2019
Risk-Free Interest Rate:	2.6% - 2.8%	1.7% - 2.6%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.9	4.6
Expected Volatility:	51.3% - 53.2%	50.3% - 51.3%

The following table presents a summary of the Company’s stock options outstanding at August 31, 2019, and stock option activity during the six months ended August 31, 2019 (“Price” reflects the weighted average exercise price per share; "Aggregate Intrinsic Value" dollars in thousands):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	2,738,087	$4.72
Granted	604,500	4.94
Exercised	49,145	2.23
Forfeited	—	—
Expired	53,500	6.89
Outstanding, end of period	3,239,942	4.77	6.3	$3,690
Exercisable, end of period	2,356,701	4.83	5.2	$3,095

Cash received from option exercises for the six months ended August 31, 2018 and 2019 was $0.1 million in both periods. The Company did not record an income tax benefit relating to the options exercised during the six months ended August 31, 2018 or 2019.

The weighted average per share grant date fair value of options granted during the six months ended August 31, 2018 and 2019, was $2.27 and $2.19, respectively.

A summary of the Company’s nonvested options at August 31, 2019, and changes during the six months ended August 31, 2019, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	608,175	$1.64
Granted	604,500	2.19
Vested	329,434	1.49
Forfeited	—	—
Nonvested, end of period	883,241	2.08

There were 1.4 million shares available for future grants under the Company’s various equity plans (1.1 million shares under the 2017 Equity Compensation Plan and 0.3 million shares under other plans) at August 31, 2019, not including shares that may become available for future grants upon forfeiture, lapse or surrender for taxes.

The vesting dates of outstanding options at August 31, 2019 range from March 2020 to July 2022, and expiration dates range from November 2019 to August 2029.

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

The following table presents a summary of the Company’s restricted stock grants outstanding at August 31, 2019, and restricted stock activity during the six months ended August 31, 2019 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	265,107	$3.43
Granted	170,849	4.25
Vested (restriction lapsed)	162,718	3.41
Grants outstanding, end of period	273,238	3.95

The total grant date fair value of shares vested during the six months ended August 31, 2018 and 2019, was $0.6 million and $0.5 million, respectively.

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense recognized by the Company during the three and six months ended August 31, 2018 and 2019. The Company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2019	2018	2019
Station operating expenses	$50	$28	$100	$56
Corporate expenses	366	380	758	710
Stock-based compensation expense included in operating expenses	416	408	858	766
Stock-based compensation expense included in discontinued operations	22	24	43	61
Stock-based compensation expense	$438	$432	$901	$827

As of August 31, 2019, there was $2.1 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.

Note 3. Intangible Assets and Goodwill

Valuation of Indefinite-lived Broadcasting Licenses

In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company’s FCC licenses are considered indefinite-lived intangibles. These assets, which the Company determined were its only indefinite-lived intangibles, are not subject to amortization, but are tested for impairment at least annually as discussed below.

Including amounts classified as held for sale, the carrying amounts of the Company’s FCC licenses were $170.5 million and $166.5 million as of February 28, 2019 and August 31, 2019, respectively. The FCC licenses of our Austin radio partnership, WQHT-FM and WBLS-FM totaling $98.0 million have been classified as held for sale. See Note 1 for more discussion of the sale of these radio stations. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster and are not classified as held for sale. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the three months ended August 31, 2019, the Company completed an interim impairment test of its Indianapolis market FCC Licenses and the license of WLIB-AM, the Company’s sole station in New York not classified as held for sale or being operated pursuant to an LMA. Continued declines in Indianapolis market radio revenues during Fiscal 2020 indicated that an interim impairment test was required for our FCC Licenses in that market. During the three months ended August 31, 2019, the Company classified the FCC Licenses of WQHT-FM and WBLS-FM as held for sale, leaving the license of WLIB-AM as the sole license in our New York unit of accounting not being operated pursuant to an LMA. The Company performed an interim assessment of this remaining station as it had previously been evaluated as part of a larger unit of accounting. These interim impairment tests resulted in an impairment charge of $4.0 million. Future annual and interim impairment tests may result in additional impairment charges in subsequent periods.

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

Goodwill and definite-lived intangible assets

The carrying amounts of the Company's goodwill and definite-lived intangibles have been classified as noncurrent assets held for sale in all periods presented in the accompanying condensed consolidated financial statements. Goodwill, all of which was attributable to our radio division, was $4.3 million as of February 28, 2019 and August 31, 2019. Definite-lived intangible assets, all of which were attributable to our radio division, were $0.8 million and $0.7 million as of February 28, 2019 and August 31, 2019, respectively.

The Company is no longer recording amortization expense on its definite-lived intangible assets as they have been classified as noncurrent assets held for sale. Total amortization expense from definite-lived intangibles during the six months ended August 31, 2018 and 2019 was $0.1 million.

Note 4. Long-term Debt

Long-term debt was comprised of the following at February 28, 2019 and August 31, 2019:

	February 28, 2019	August 31, 2019
2014 Credit Agreement Term Loan	$25,000	$—
Mortgage	—	22,786
Term Loan	—	3,444
98.7FM non-recourse debt	47,332	43,826
Other non-recourse debt (1)	10,074	10,115
Less: Current maturities	(32,150)	(9,078)
Less: Unamortized original issue discount	(1,499)	(1,897)
Total long-term debt, net of current portion and debt discount	$48,757	$69,196
(1)	The face value of other non-recourse debt was $10.2 million at February 28, 2019 and August 31, 2019

On April 12, 2019, Emmis and certain of its subsidiaries entered into three loan agreements, consisting of:

1.

$12 million revolving credit agreement by and among Wells Fargo Bank, National Association, as lender, the Company, Emmis Operating Company, a wholly owned subsidiary of the Company, and certain other subsidiaries as borrowers (the “Credit Agreement”). As of August 31, 2019, no amounts were outstanding under the Credit Agreement.

2.	$23 million mortgage by and between Emmis Operating Company and Emmis Indiana Broadcasting, L.P., as borrowers, and Star Financial Bank, as lender (the “Mortgage”).
3.	$4 million term loan, by and between Emmis Operating Company, as borrower, and Barrett Investment Partners, LLC, as lender (the “Term Loan”).

The Credit Agreement expires April 12, 2024, provided the Term Loan is repaid, replaced, or extended by October 12, 2021. Amounts borrowed under the Credit Agreement bear interest at daily three-month LIBOR plus 2.50%. A commitment fee of 0.50% per annum is charged for unused amounts under the Credit Agreement. Pursuant to a Guaranty and Security Agreement, dated as of April 12, 2019, by and among Wells Fargo Bank, National Association, as lender, the Company, Emmis Operating Company, and certain other subsidiaries as borrowers (the “GSA”), the obligations under the Credit Agreement are secured by a perfected first priority security interest in certain of the Company’s accounts receivable and fixed assets, as well as security interests in certain other assets of the Company. Borrowing under the Credit Agreement depends upon continued compliance with certain operating covenants and financial covenants, including maintaining a fixed charge coverage ratio, as specifically defined in the Credit Agreement, of at least 1.10:1.00. No amounts may be borrowed under the Credit Agreement unless and until (i) remaining income tax obligations of approximately $7 million are paid in full, or (ii) the borrowing is used to pay such income tax obligations. The operating and other restrictions with which the Company must comply include, among others, restrictions on additional indebtedness, incurrence of liens, engaging in businesses other than our primary business, paying certain dividends, redeeming or repurchasing capital stock, acquisitions and asset sales. No default or event of default has occurred or is continuing. The Credit Agreement is carried net of an unamortized original issue discount of $0.4 million as of August 31, 2019. The original issue discount is being amortized as additional interest expense over the life of the Credit Agreement using the effective interest method.

The Mortgage expires April 12, 2029, and is secured by a perfected first priority security interest in the Company’s headquarters building in Indianapolis, Indiana, and approximately 70 acres of land owned by the Company in Whitestown, Indiana, which currently is used as a tower site for one of the Company’s radio stations. The Mortgage bears interest at 5.48% per annum and requires monthly principal and interest payments using a 25 year amortization period, with a balloon payment due at expiration. The Mortgage requires continued compliance with certain operating covenants and financial covenants, including maintaining a fixed charge coverage ratio, as specifically defined, of at least 1.10:1.00, and requires certain proceeds from asset sales to be used to repay the Mortgage indebtedness. The Mortgage is carried net of an unamortized original issue discount of $0.2 million as of August 31, 2019. The original issue discount is being amortized as additional interest expense over the life of the Mortgage using the effective interest method.

The Term Loan expires April 12, 2022, and is secured by a pledge of the Company’s controlling ownership interest in a partnership that owns and operates six radio stations in Austin, Texas. The Term Loan bears interest at 10% per annum the first year, with the rate increasing to 12% in the second year and to 14% in the third year. The Term Loan requires monthly principal and interest payments and is prepayable at par at any time, provided that interest of at least $125 thousand must be paid to the lender. Proceeds from the sale of the Company’s controlling ownership interest in the Austin Partnership are required to be used to pay all amounts outstanding under the Term Loan before the proceeds can be used for any other purpose. The Term Loan is carried net of an unamortized original issue discount of less than $0.1 million as of August 31, 2019. The original issue discount is being amortized as additional interest expense over the life of the Term Loan using the effective interest method.

In connection with the execution of the Revolving Credit Agreement, Mortgage and Term Loan, the 2014 Credit Agreement, by and among the Company, Emmis Operating Company, as borrower and certain other subsidiaries and the lenders party thereto, was terminated effective April 12, 2019 and all amounts outstanding under that agreement were paid in full

The Revolving Credit Agreement and Mortgage require the Company to comply with certain financial and non-financial covenants. The Company is required to comply with a fixed charge coverage ratio covenant of 1.10:1.00. We were in compliance with all financial and non-financial covenants as of August 31, 2019.

98.7FM Non-recourse Debt

On May 30, 2012, the Company, through wholly-owned, newly-created subsidiaries, issued $82.2 million of non-recourse notes. Teachers Insurance and Annuity Association of America, through a participation agreement with Wells Fargo Bank Northwest, National Association, is entitled to receive payments made on the notes. The notes are obligations only of the newly-created subsidiaries, are non-recourse to ECC and the rest of Emmis’ subsidiaries, and are secured by the assets of the newly-created subsidiaries, including the payments made to the newly-created subsidiary related to the 98.7FM LMA, which are guaranteed by Disney Enterprises, Inc. The notes bear interest at 4.1%. The 98.7FM non-recourse notes are carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $1.4 million as of February 28, 2019 and $1.3 million as of August 31, 2019, is being amortized as additional interest expense over the life of the notes.

Other Non-recourse Debt

Digonex non-recourse notes payable consist of notes payable issued by Digonex, which were recorded at fair value on June 16, 2014, the date that Emmis acquired a controlling interest in Digonex. The notes payable, some of which are secured by the assets of Digonex, are non-recourse to ECC and the rest of Emmis’ subsidiaries. During the quarter ended August 31, 2017, Digonex noteholders agreed to extend the maturity date of the notes from December 31, 2017 to December 31, 2020. The notes accrue interest at 5.0% per annum with interest due at maturity. The face value of the notes payable is $6.2 million. The Company is accreting the difference between this face value and the original $3.6 million fair value of the notes payable recorded in the acquisition of its controlling interest of the business as interest expense over the remaining term of the notes payable.

NextRadio, LLC has issued $4.0 million of notes payable. As of August 31, 2019, the notes accrue interest at 2.0%. The first interest payment on these notes was due on August 15, 2018. As of July 11, 2019, NextRadio, LLC has not made any interest payments to the lender. Although there are no penalties for nonpayment of interest or principal, the lender, at its election, may convert the notes and all unpaid interest to senior preferred equity of NextRadio, LLC's parent entity, TagStation, LLC, a wholly-owned subsidiary of ECC. The lender has given notice of its intent to convert the notes to senior preferred equity of TagStation, LLC, but the steps required to effect this conversion as defined in the loan agreement have not yet been completed. These notes are obligations of NextRadio, LLC and TagStation, LLC and are non-recourse to ECC and the rest of Emmis' subsidiaries. TagStation, LLC and Next Radio, LLC have never achieved profitability, with their losses having expanded in recent years as a result of investments in data attribution capabilities.  During the year ended February 28, 2019, Emmis decided to cease further investments in TagStation, LLC and NextRadio, LLC.  As a result, these businesses have reduced the scale of their operations to absolute minimum functionality, terminated the employment of all of their employees and are exploring strategic alternatives.

Based on amounts outstanding at August 31, 2019, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

			98.7FM Non-recourse	Other Non-recourse
Year ended February 28 (29),	Mortgage	Term Loan	Debt	Debt		Total Payments
Remainder of 2020	$181	$555	$3,644	$—		$4,380
2021	454	1,333	7,755	6,239		15,781
2022	484	1,333	8,394	4,000	(1)	14,211
2023	512	223	9,069	—		9,804
2024	541	—	9,783	—		10,324
Thereafter	20,614	—	5,181	—		25,795
Total	$22,786	$3,444	$43,826	$10,239		$80,295

(1)

This date represents the contractual maturity date of the notes issued by NextRadio, LLC, but as discussed above, the failure to make payments under these notes results only in the lender’s ability to convert the notes to senior preferred equity of TagStation, LLC.

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

Recurring Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2019 and August 31, 2019. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of February 28, 2019 and August 31, 2019
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

During the quarter ended August 31, 2019, the Company performed interim impairment tests of its FCC Licenses in the Indianapolis radio market and WLIB-AM in New York. The Company recorded an impairment charge of $4.0 million to reduce the FCC License carrying values of the Indianapolis radio market and WLIB-AM to their fair values of $15.5 million and $6.7 million, respectively. See Note 3 for more discussion of our interim impairment charge.

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

Advertising

On-air broadcast and magazine advertising revenues are recognized when or as performance obligations under the terms of a contract with a customer are satisfied. This typically occurs over the period of time that advertisements are provided, or as an event occurs. Revenues are reported at the amount the Company expects to be entitled to receive under the contract. Payments received by advertisers before the performance obligation is satisfied are recorded as deferred revenue in the condensed consolidated balance sheet. Substantially all deferred revenue is recognized within twelve months of the payment date.

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

Other

Other revenue includes trade and barter revenues and revenues related to Digonex. The Company provides advertising broadcast time in exchange for certain products and services, including on-air radio programming. These trade and barter arrangements generally allow the Company to preempt such bartered broadcast time in favor of advertisers who purchase time for cash consideration. These trade and barter arrangements are valued based upon the Company’s estimate of the fair value of the products and services received. Revenue is recognized on trade and barter arrangements when the advertising broadcast time has aired. Digonex revenues are recognized when or as performance obligations under the terms of a contract with a customer are satisfied.

Disaggregation of revenue

The following table presents the Company's revenues disaggregated by revenue source:

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2018	2019	2018	2019
Revenue by Source:
Advertising	$4,323	$3,968	$9,309	$8,547
Circulation	93	92	195	189
Nontraditional	1,062	720	2,015	1,353
LMA Fees	2,583	2,583	5,884	5,166
Digital	244	570	415	1,240
Other	1,099	950	2,268	2,034
Total net revenues	$9,404	$8,883	$20,086	$18,529

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

Three Months Ended August 31, 2019	Radio	Publishing	All Other	Consolidated
Net revenues	$7,846	$758	$279	$8,883
Station operating expenses excluding depreciation and amortization expense	6,277	954	568	7,799
Corporate expenses excluding depreciation and amortization expense	—	—	2,216	2,216
Impairment loss	4,022	—	—	4,022
Depreciation and amortization	96	4	196	296
Loss on sale of assets, net of disposition costs	—	—	31	31
Operating loss	$(2,549)	$(200)	$(2,732)	$(5,481)

Three Months Ended August 31, 2018	Radio	Publishing	All Other	Consolidated
Net revenues	$8,079	$897	$428	$9,404
Station operating expenses excluding depreciation and amortization expense	5,665	1,009	2,334	9,008
Corporate expenses excluding depreciation and amortization expense	—	—	2,802	2,802
Impairment loss	205	—	—	205
Depreciation and amortization	127	5	225	357
Loss on sale of assets, net of disposition costs	15	—	—	15
Operating income (loss)	$2,067	$(117)	$(4,933)	$(2,983)

Six Months Ended August 31, 2019	Radio	Publishing	All Other	Consolidated
Net revenues	$16,106	$1,896	$527	$18,529
Station operating expenses excluding depreciation and amortization expense	12,317	2,080	1,071	15,468
Corporate expenses excluding depreciation and amortization expense	—	—	4,774	4,774
Impairment loss	4,022	—	—	4,022
Depreciation and amortization	201	7	395	603
Loss on sale of assets, net of disposition costs	—	—	31	31
Operating loss	$(434)	$(191)	$(5,744)	$(6,369)

Six Months Ended August 31, 2018	Radio	Publishing	All Other	Consolidated
Net revenues	$17,139	$2,170	$777	$20,086
Station operating expenses excluding depreciation and amortization expense	12,504	2,208	4,973	19,685
Corporate expenses excluding depreciation and amortization expense	—	—	5,310	5,310
Impairment loss	205	—	—	205
Depreciation and amortization	264	10	449	723
(Gain) loss on sale of assets, net of disposition costs	(32,383)	331	—	(32,052)
Operating income (loss)	$36,549	$(379)	$(9,955)	$26,215

Total Assets	Radio	Publishing	All Other	Consolidated
As of February 28, 2019	$216,473	$728	$20,545	$237,746
As of August 31, 2019	$239,089	$670	$16,481	$256,240

The increase in radio assets is mostly due to the operating lease right-of-use assets recorded in connection with the implementation of Accounting Standard Update 2016-02, Leases. Radio assets classified as held for sale as of February 28, 2019 and August 31, 2019 were $117.3 million and $132.8 million, respectively. See Note 11 for more discussion of leases and Note 1 for more discussion of the sale of our stations in New York and Austin.

Note 8. Regulatory, Legal and Other Matters

Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Emmis filed suit against Illinois National Insurance Company (“INIC”) in 2015 related to INIC’s decision to not cover Emmis’ defense costs under Emmis’ directors and officers insurance policy in a lawsuit related to the Company’s preferred stock in which Emmis was the defendant (the “Prior Litigation”). On March 21, 2018, Emmis was granted summary judgment entitling it to coverage of its defense costs in the Prior Litigation. On October 10, 2018, Emmis and INIC agreed that the amount of Emmis' damages are $3.5 million. On November 7, 2018, INIC appealed the District Court's summary judgment determination that the insurance policy covers Emmis' defense costs. On July 2, 2019, the United States Court of Appeals for the Seventh Circuit reversed the District Court’s decision. On July 16, 2019, Emmis filed to seek a panel rehearing on the matter. On August 21, 2019, after considering Emmis’ petition for rehearing, the United States Court of Appeals for the Seventh Circuit withdrew its opinion issued on July 2, 2019 and affirmed the District Court’s decision. INIC filed to seek a panel rehearing on the decision, which the Seventh Circuit denied on September 13, 2019. While INIC still has the right to seek a review of the decision by the Supreme Court of the United States, INIC paid the agreed-upon damages plus accrued interest on October 7, 2019. Emmis expects to recognize a $2.2 million gain related to this matter during the quarter ended November 30, 2019, which is net of approximately $1.4 million of legal fees.

Note 9. Income Taxes

Our effective income tax rate was 41% and (7)% for the six months ended August 31, 2018 and 2019, respectively. The Company estimates its effective tax rate for the year, which incorporates the reversal of a portion of the valuation allowance, and applies that rate to pre-tax income for the applicable period. This methodology, along with the effect of permanent differences, such as nondeductible meals and entertainment expenses, is responsible for the difference between the effective rate and statutory rate. An allocation of this provision or benefit is applied to continuing operations and discontinued operations using the with and without methodology.

As discussed in Note 1, during the quarter ended August 31, 2019, we classified the FCC licenses and other assets of our Austin radio stations as well as WQHT-FM and WBLS-FM in New York as held for sale. Consequently, the deferred tax liabilities related to these indefinite-lived intangibles, which are now expected to reverse during the carry-forward period, were included in our deferred tax asset reversal analysis in the quarter ended August 31, 2019. This resulted in a benefit for income taxes of $7.5 million in the quarter ended August 31, 2019, all of which is included in discontinued operations, net of tax.

Note 10. Restructuring Reserve

In connection with the sale of our St. Louis stations in April 2018, the Company originally recorded $1.2 million of restructuring charges related to the involuntary termination of employees and estimated cease-use costs related to our leased St. Louis office facility, net of estimated sublease rentals. This charge is included in the gain on sale of assets, net of disposition costs in the accompanying condensed consolidated financial statements for the six months ended August 31, 2018. During the three months ended November 30, 2018, the Company revised its estimate of cease-use costs related to our leased St. Louis office facility, which resulted in an additional charge of $0.2 million. The table below summarizes the activity related to our restructuring charge for the three-month and six-month periods ended August 31, 2018 and 2019.

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2018	2019	2018	2019
Restructuring charges and estimated lease cease-use costs, beginning balance	$1,131	$1,033	$—	$1,099
Restructuring charges and estimated lease cease-use costs- St. Louis radio stations sale	—	—	1,178	—
Payments, net of accretion	(79)	(84)	(126)	(150)
Restructuring charges and estimated lease cease-use costs unpaid and outstanding	$1,052	$949	$1,052	$949

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

Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense recognized in the six months ended August 31, 2019 was not material.

We elected not to apply the recognition requirements of Accounting Standards Codification 842, Leases, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the six months ended August 31, 2019 was not material.

The impact of operating leases, including leases of our discontinued operations, to our condensed consolidated financial statements was as follows:

Six Months Ended August 31,
2019
Lease Cost
Operating lease cost	$2,378
Other Information
Operating cash flows from operating leases	2,621
Right-of-use assets obtained in exchange for new operating lease liabilities	28,821
Weighted average remaining lease term - operating leases (in years)	8.4
Weighted average discount rate - operating leases	5.6%

As of August 31, 2019, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending February 28 (29),
Remainder of 2020	$2,576
2021	4,990
2022	4,921
2023	4,839
2024	3,449
After 2024	13,705
Total lease payments	34,480
Less imputed interest	7,634
Total recorded lease liabilities	26,846
Less lease liabilities classified as held for sale	(16,421)
Total recorded lease liabilities excluding amounts classified as held for sale	$10,425

Note 12. Subsequent Event

On June 7, 2019, a subsidiary of Emmis entered into a Purchased Interest Agreement to sell its 50.1% ownership interest in the Austin Partnership to our minority partner, Sinclair Telecable, Inc., for $39.3 million, subject to customary prorations and adjustments.  Closing of the transaction occurred on October 1, 2019 and Emmis recognized a gain on sale of approximately $36.8 million. Cash proceeds, net of transaction-related expenses and estimated tax liabilities, were approximately $29.5 million. The Company used a portion of these net proceeds to repay debt outstanding. Approximately $6.5 million was used to satisfy the Company’s mandatory repayment of Mortgage debt. The remaining Mortgage debt of $16.2 million continues to require monthly principal and interest payments over the remaining term. Approximately $3.3 million was used to repay all amounts outstanding under the Term Loan. The Company also terminated the Credit Agreement subsequent to the closing of the Austin transaction. Emmis recorded a loss on debt extinguishment of $0.4 million related to the write-off of unamortized debt discounts related to the retired debt obligations, which will be reflected in the condensed consolidated statements of operations during the three months ended November 30, 2019

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

We principally own and operate radio properties located in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent approximately one-half of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. The Nielsen Company generally measures radio station ratings weekly for markets measured by the Portable People Meter ™, which includes all of our radio stations. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research and advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.

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

The following table summarizes the sources of our revenues for the three and six months ended August 31, 2018 and 2019. The category “Non Traditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to Digonex business, network revenues and barter. We sold our four radio stations in St. Louis on April 30, 2018. The St. Louis radio stations were being operated pursuant to local marketing agreements from March 1, 2018 through their sale. The Company received $0.7 million of fees related to this arrangement which are included in “LMA Fees” below. The table below excludes the results of our stations in Austin, as well as WQHT-FM and WBLS-FM in New York, which have been classified as discontinued operations. See Note 1 to the accompanying condensed consolidated financial statements for more discussion of our discontinued operations.

	Three Months Ended August 31,				Six Months Ended August 31,
	2018	% of Total	2019	% of Total	2018	% of Total	2019	% of Total
	(Dollars in thousands)
Net revenues:
Local	$3,532	37.6%	$3,272	36.8%	$7,808	38.9%	$7,298	39.4%
National	536	5.7%	676	7.6%	1,083	5.4%	1,225	6.6%
Political	255	2.7%	20	0.2%	418	2.1%	24	0.1%
Publication Sales	93	1.0%	92	1.0%	195	1.0%	189	1.0%
Non Traditional	1,062	11.3%	720	8.1%	2,015	10.0%	1,353	7.3%
LMA Fees	2,583	27.5%	2,583	29.1%	5,884	29.3%	5,166	27.9%
Digital	244	2.6%	570	6.4%	415	2.1%	1,240	6.7%
Other	1,099	11.6%	950	10.8%	2,268	11.2%	2,034	11.0%
Total net revenues	$9,404		$8,883		$20,086		$18,529

As discussed earlier, we derive approximately one-half of our net revenues from advertising sales, including digital advertising sales. In the six months ended August 31, 2019, local sales, excluding political revenues, represented approximately 83% of the advertising revenues for our radio division.

No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately two-thirds of our radio division’s total advertising net revenues for the six months ended August 31, 2018 and 2019. Home and home-related products was the largest category for our radio division for the six months ended August 31, 2018 and 2019, representing approximately 12% and 13% of our radio advertising net revenues, respectively.

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

SIGNIFICANT TRANSACTIONS

On June 7, 2019, a subsidiary of Emmis entered into a Purchased Interest Agreement to sell its 50.1% ownership interest in the Austin Partnership to our minority partner, Sinclair Telecable, Inc., for $39.3 million, subject to customary prorations and adjustments. Closing of the transaction occurred on October 1, 2019 and Emmis recognized a gain on sale of approximately $36.8 million. Cash proceeds, net of transaction-related expenses and estimated tax liabilities, were approximately $29.5 million. Approximately $9.9 million of these proceeds were used to repay debt outstanding, with the balance held for general corporate purposes, including capital expenditures, working capital, and potential acquisitions and investments.

The Austin Partnership has historically been included in our Radio segment. The following table summarizes the operating results of the Austin Partnership for all periods presented. In accordance with ASC 205-20-45-6, Emmis has allocated interest on the debt required to be repaid as a result of this disposal transaction to the results of the Austin Partnership.

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2018	2019	2018	2019
Net revenues	$8,456	$8,592	$16,465	$16,879
Station operating expenses, excluding depreciation and amortization	5,593	5,889	10,742	11,416
Depreciation and amortization	130	—	271	120
Interest expense	141	85	278	259
Income before taxes	$2,592	$2,618	$5,174	$5,084

On June 28, 2019, Emmis entered into a Contribution and Distribution Agreement (the “Contribution Agreement”) with MediaCo Holding Inc., an Indiana corporation (“MediaCo”) and SG Broadcasting LLC, an affiliate of Standard General L.P., a New York-based investment firm that manages event-driven opportunity funds (“Standard General”), pursuant to which (i) Emmis will contribute the assets of its radio stations WQHT-FM and WBLS-FM, both in New York, NY (the “Stations”), in exchange for $91.5 million in cash, a $5.0 million note and 23.72% of the common stock of MediaCo, (ii) Standard General will purchase 76.28% of the common stock of MediaCo, and (iii) the common stock of MediaCo received by Emmis will be distributed pro rata in a taxable dividend to Emmis’ shareholders, making MediaCo a public company expected to be listed on Nasdaq. The common stock of MediaCo acquired by Standard General (which will be MediaCo’s Class B common stock) will be entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders (which will be MediaCo’s Class A common stock) will be entitled to one vote per share. After closing, Emmis will continue to provide management services to the Stations under a Management Agreement, subject to the direction of the MediaCo board of directors which will initially consist of four directors appointed by Standard General and three directors appointed by Emmis. Emmis will receive an annual management fee of $1.25 million, plus reimbursement of certain expenses directly related to the operation of MediaCo’s business. Closing of the transaction is subject to customary closing conditions, including the consent of the FCC to the transfer of control of the Stations’ FCC licenses, which was granted on September 20, 2019, and the completion by the Securities and Exchange Commission of a review of the Form 10, which has been filed for the distribution of the MediaCo Class A common stock to Emmis shareholders. The Contribution Agreement contains customary representations, warranties, covenants and indemnities.

Cash proceeds (excluding the $5.0 million note), net of transaction-related expenses and estimated tax liabilities, are expected to be approximately $90 million, and will be used by Emmis to repay debt outstanding and for general corporate purposes. Upon the closing of the transaction, Emmis expects to recognize a gain in excess of $40 million.

The Stations have historically been included in our Radio segment. The following table summarizes the operating results of the Stations for all periods presented. In accordance with ASC 205-20-45-6, Emmis has allocated interest on the debt required to be repaid as a result of this disposal transaction to the results of the Stations.

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2018	2019	2018	2019
Net revenues	$14,196	$16,314	$23,511	$26,152
Station operating expenses, excluding depreciation and amortization	11,197	11,585	16,902	18,166
Depreciation and amortization	292	94	584	417
Interest expense	91	55	179	167
Income before taxes	$2,616	$4,580	$5,846	$7,402

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

Along with the rest of the radio industry, the majority of our stations have deployed HD Radio®. HD Radio offers listeners advantages over standard analog broadcasts, including improved sound quality and additional digital channels. In addition to offering secondary channels, the HD Radio spectrum allows broadcasters to transmit other forms of data. We are participating in a joint venture with other broadcasters to provide the bandwidth that a third party uses to transmit traffic and other location-based data to hand-held and in-car navigation devices. The number of radio receivers incorporating HD Radio has increased in the past year, particularly in new automobiles. It is unclear what impact HD Radio will have on the markets in which we operate.

The Company has also aggressively worked to harness the power of broadband and mobile media distribution in the development of emerging business opportunities by developing highly interactive websites with content that engages our listeners, streaming our content across a number of platforms, harnessing the power of digital video on our websites, and delivering real-time traffic to navigation devices.

The results of our continuing radio operations are heavily dependent on the results of our stations in the Indianapolis market, which account for approximately 60% of our continuing radio net revenues. Market revenues in Indianapolis as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 4.0% for the six months ended August 31, 2019, as compared to the same period of the prior year. During this period, revenues for our Indianapolis cluster were down 2.9%.

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In that respect, over the past three fiscal years, we have sold radio stations in Terre Haute, Los Angeles and St. Louis, our controlling partnership interest in Austin, and we have entered into an agreement to sell radio stations WQHT-FM and WBLS-FM in New York. We have also sold all of our publishing assets, except Indianapolis Monthly. We continue to explore the sale of WLIB-AM in New York and other assets, including land in Indianapolis. With the closing of the sale of our Austin Partnership and the expected closing of our sale of WQHT-FM and WBLS-FM, we have begun the process of actively exploring additional businesses to acquire, with the goal of investing the proceeds from these sales into businesses with better growth profiles than we have experienced in recent years in our radio and magazine businesses.

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

FCC Licenses

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses. As of August 31, 2019, excluding amounts classified as held for sale, we have recorded approximately $68.5 million in FCC licenses, which represents approximately 56% of our total assets not classified as held for sale.

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

We complete our annual impairment tests as of December 1 of each year and perform additional interim impairment testing whenever triggering events suggest such testing is warranted. Due to market revenue declines in the Indianapolis radio market and a change in our unit of accounting for WLIB-AM in New York as a result of the pending sale of WQHT-FM and WBLS-FM, we conducted an interim impairment review during the three months ended August 31, 2019. As a result of that interim impairment review, we determined that the carrying value of our FCC licenses for our Indianapolis radio stations and WLIB-AM in New York exceeded their respective fair values by $4.0 million and recorded this amount as an impairment charge during the three months ended August 31, 2019.

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

Results of Operations for the Three-Month and Six-Month Periods Ended August 31, 2019, Compared to August 31, 2018

Net revenues:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$8,079	$7,846	$(233)	(2.9)%	$17,139	$16,106	$(1,033)	(6.0)%
Publishing	897	758	(139)	(15.5)%	2,170	1,896	(274)	(12.6)%
All Other	428	279	(149)	(34.8)%	777	527	(250)	(32.2)%
Total net revenues	$9,404	$8,883	$(521)	(5.5)%	$20,086	$18,529	$(1,557)	(7.8)%

We entered into LMAs with the buyers of our St. Louis radio stations in the prior year. While we did not recognize any advertising revenues during the period in which the LMAs were in effect through the eventual sale of the stations in April 2018, we did recognize approximately $0.7 million of LMA revenue. Absent this LMA revenue in the prior year, net revenues would have been down approximately $0.3 million or 1.9% for the six months ended August 31, 2019. Net revenues were down approximately $0.2 million or 2.9% for the three months ended August 31, 2019. The decrease in radio revenues for both the three months and six months ended August 31, 2019 is primarily due to declining revenues in the Indianapolis radio market. Our radio stations in the Indianapolis radio market account for approximately 60% of our continuing radio net revenues, and while we performed better than the market, market revenues were down 3.6% and 4.0% in the three and six months ended August 31, 2019, as compared to the same periods of the prior year.

We are able to monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. As discussed above, Miller Kaplan reported gross revenues for the Indianapolis market decreased 4.0% for the six-month period ended August 31, 2019, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan for our Indianapolis market were down 2.9% for the six-month period ended August 31, 2019, as compared to the same period of the prior year.

Publishing net revenues were down in both the three-month and six-month periods ended August 31, 2019 due to weakening demand for print advertising in the Indianapolis market.

All Other represents the results of Digonex and TagStation. During the quarter ended February 28, 2019, the Company ceased investing in TagStation and dramatically reduced its operations. Net revenues for TagStation decreased $0.3 million and $0.5 million, respectively, for the three-month and six-month periods ended August 31, 2019 as compared to the same periods of the prior year and are expected to be minimal in future periods.

Station operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$5,665	$6,277	$612	10.8%	$12,504	$12,317	$(187)	(1.5)%
Publishing	1,009	954	(55)	(5.5)%	2,208	2,080	(128)	(5.8)%
All Other	2,334	568	(1,766)	(75.7)%	4,973	1,071	(3,902)	(78.5)%
Total station operating expenses excluding depreciation and amortization expense	$9,008	$7,799	$(1,209)	(13.4)%	$19,685	$15,468	$(4,217)	(21.4)%

The increase in station operating expenses excluding depreciation and amortization expense for our radio division for the three-month period ended August 31, 2019 is primarily due to legal fees associated with the sale of our controlling interest in the Austin Partnership and the sale of WQHT-FM and WBLS-FM. The decrease in station operating expenses excluding depreciation and amortization expense for our radio division for the six-month period ended August 31, 2019 is primarily due to expenses incurred in the prior year associated with our St. Louis stations. Our St. Louis stations were sold in April 2018. Excluding these expenses in the prior year, radio operating expenses excluding depreciation and amortization expense would be up modestly for the six-month period due to sale-related legal fees as discussed above.

All Other represents the results of Digonex and TagStation. During the quarter ended February 28, 2019, the Company ceased investing in TagStation and dramatically reduced its operations. Station operating expenses excluding depreciation and amortization expense for TagStation decreased $1.8 million and $3.9 million for the three-month and six-month periods ended August 31, 2019, respectively, as compared to the same period of the prior year and are expected to be minimal in future periods.

Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$2,802	$2,216	$(586)	(20.9)%	$5,310	$4,774	$(536)	(10.1)%

Corporate expenses excluding depreciation and amortization expense decreased primarily due to legal fees incurred during the prior fiscal year associated with potential refinancing transactions that were nonrecurring in the current fiscal year.

Impairment loss:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss	$205	$4,022	$3,817	N/A	$205	$4,022	$3,817	N/A

During the three months ended August 31, 2019, the Company performed an interim impairment analysis of its FCC Licenses. The Company recorded an impairment loss of $4.0 million as a result of the interim impairment analysis. During the three months ended August 31, 2018, the Company recorded an impairment loss of $0.2 million as the carrying value of two radio transmission towers in St. Louis classified as held for sale exceeded the Company’s estimate of their fair value less cost to sell.

Depreciation and amortization:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$127	$96	$(31)	(24.4)%	$264	$201	$(63)	(23.9)%
Publishing	5	4	(1)	(20.0)%	10	7	(3)	(30.0)%
All Other	225	196	(29)	(12.9)%	449	395	(54)	(12.0)%
Total depreciation and amortization	$357	$296	$(61)	(17.1)%	$723	$603	$(120)	(16.6)%

The decrease in depreciation and amortization expense for the three-month and six-month periods ended August 31, 2019 mostly relates to (i) lower depreciation expense for our radio division as a result of certain radio equipment becoming fully depreciated and (ii) the cessation of depreciation expense related to fixed assets of our TagStation business, included in All Other, following their full impairment during the three-month period ended February 28, 2019.

Gain on sale of assets, net of disposition costs:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Gain on sale of assets, net of disposition costs:
Radio	$15	$—	$(15)	N/A	$(32,383)	$—	$32,383	N/A
Publishing	—	—	—	N/A	331	—	(331)	N/A
All Other	—	31	31	N/A	—	31	31	N/A
Total gain on sale of assets, net of disposition costs	$15	$31	$16	N/A	$(32,052)	$31	$32,083	N/A

During the six-month period ended August 31, 2018, the Company sold its four radio stations in St. Louis for $60.0 million in cash and recognized a $32.4 million gain on the sale of these stations. The loss on sale of publishing assets during the six-month period ended August 31, 2018 relates to the settlement of our dispute with Hour Media and the related legal fees incurred.

Operating (loss) income:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Operating (loss) income:
Radio	$2,067	$(2,549)	$(4,616)	(223.3)%	$36,549	$(434)	$(36,983)	(101.2)%
Publishing	(117)	(200)	(83)	70.9%	(379)	(191)	188	(49.6)%
All Other	(4,933)	(2,732)	2,201	(44.6)%	(9,955)	(5,744)	4,211	(42.3)%
Total operating (loss) income:	$(2,983)	$(5,481)	$(2,498)	83.7%	$26,215	$(6,369)	$(32,584)	(124.3)%

Radio operating income decreased in the six-month period ended August 31, 2019 due to the sale of our radio stations in St. Louis in April 2018. Radio operating income decreased in the three-month period ended August 31, 2019 mostly due to the impairment loss recorded as a result of our interim impairment analysis of FCC Licenses.

All other operating income increased in both periods mostly due to lower station operating expenses, excluding depreciation and amortization expense as a result of the reduction of scale of TagStation.

Interest expense:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$1,483	$976	$(507)	(34.2)%	$3,899	$2,171	$(1,728)	(44.3)%

Interest expense decreased in the three-month and six-month periods ended August 31, 2019 mostly due to lower debt outstanding as compared to the same period of the prior year. On April 30, 2018, the Company sold radio stations in St. Louis and repaid approximately $41.5 million of term loans. The weighted-average interest rate of all debt outstanding was 5.8% and 4.7% at August 31, 2018 and 2019, respectively.

Loss on debt extinguishment:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$-	$-	$-	N/A	$771	$-	$(771)	(100.0)%

In connection with required term loan repayments associated with the sale of our radio stations in St. Louis in the prior year, the Company wrote-off a pro rata portion of the unamortized debt discount outstanding attributable to the retired term loans.

Provision for income taxes:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$(1,150)	$(337)	$813	(70.7)%	$8,960	$(583)	$(9,543)	(106.5)%

The Company estimates its effective tax rate for the year, which incorporates the reversal of a portion of the valuation allowance, and applies that rate to pre-tax income for the applicable period. This methodology, along with the effect of permanent differences, such as nondeductible meals and entertainment expenses, is responsible for the difference between the effective rate and statutory rate. An allocation of this provision or benefit is applied to continuing operations and discontinued operations using the with and without methodology.

Discontinued operations, net of tax:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Discontinued operations, net of tax	$3,712	$13,951	$10,239	275.8%	$12,034	$18,292	$6,258	52.0%

The results of operations of our Austin radio stations, as well as WQHT-FM and WBLS-FM in New York, have been classified as discontinued operations. As a result of these assets being classified as held for sale, the deferred tax liabilities related to indefinite-lived intangibles (FCC licenses), which are now expected to reverse during the carry-forward period, were included in our deferred tax asset reversal analysis in the quarter ended August 31, 2019. This resulted in a benefit for income taxes of $7.5 million in the quarter ended August 31, 2019, all of which is included in discontinued operations, net of tax.

Consolidated net income:

	For the Three Months Ended August 31,				For the Six Months Ended August 31,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$432	$7,845	$7,413	1716.0%	$24,671	$10,361	$(14,310)	(58.0)%

Consolidated net income for the six-month period decreased primarily as a result of the gain on sale of our St. Louis stations in the prior year. Consolidated net income for the three-month period increased mostly due to net income generated by our discontinued operations, partially offset by the impairment loss recorded during the quarter.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand and cash provided by operations. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements, repayment of debt and investments in future growth opportunities in new businesses. After the closing of the sale of our Austin partnership interest and WQHT-FM and WBLS-FM in New York, we expect to increase the level of investments in new businesses, assuming we are able to identify and execute such new investments. The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness.

At August 31, 2019, we had cash and cash equivalents of $1.6 million and net working capital of $(3.6) million. At February 28, 2019, we had cash and cash equivalents of $4.3 million and net working capital of $(27.4) million. The increase in net working capital is largely due to the decrease of current maturities associated with the refinancing of our 2014 Credit Agreement debt.

Operating Activities

Cash used in operating activities during the six months ended August 31, 2018 was $1.0 million versus $2.4 million of cash provided by operating activities for the six months ended August 31, 2019. The increase in cash provided by operating activities is due to additional cash generated by our discontinued operations, coupled with the lower interest payments during the six-month period ended August 31, 2019.

Investing Activities

Cash provided by investing activities during the six months ended August 31, 2018 was $59.9 million versus cash used in investing activities of $0.5 million during the six months ended August 31, 2019. During the six-month period ended August 31, 2018, we closed on the sale of four radio stations in St. Louis and received $60.0 million in proceeds. Capital expenditures for the six-month period ended August 31, 2018 were less than $0.1 million. During the six-month period ended August 31, 2019, investing activities consisted of capital expenditures of approximately $0.1 million and cash used in investing activities related to our discontinued operations of $0.4 million. We expect capital expenditures related to our continuing operations to be approximately $0.2 million in the current fiscal year, compared to $0.1 million in fiscal 2019. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash on hand and cash generated from operating activities.

Financing Activities

Cash used in financing activities was $56.7 million and $5.1 million for the six months ended August 31, 2018 and 2019, respectively. During the six-month period ended August 31, 2018, cash used in financing activities mostly related to net debt repayments of $53.7 million and cash used in discontinued operations of $2.7 million. During the six-month period ended August 31, 2019, cash used in financing activities mostly related to net debt repayments of $2.3 million, cash used in discontinued operations of $1.9 million and debt-related costs of $0.6 million.

As of August 31, 2019, Emmis had $26.2 million of secured recourse indebtedness ($22.8 million under a mortgage and $3.4 million under a term loan) and $54.0 million of non-recourse debt ($43.8 million related to 98.7FM in New York, $6.2 million related to Digonex, and $4.0 million related to NextRadio). As of August 31, 2019, our weighted average borrowing rate under our secured recourse indebtedness was approximately 6.1%. The non-recourse debt related to 98.7FM in New York bears interest at 4.1% per annum, the non-recourse debt related to Digonex bears interest at 5.0% per annum, and the non-recourse debt related to NextRadio bears interest at 2.0% per annum.

The debt service requirements of Emmis over the next twelve-month period are expected to be $3.1 million related to our secured indebtedness ($1.6 million of principal repayments and $1.5 million of interest payments) and $9.1 million related to our 98.7FM non-recourse debt ($7.4 million of principal repayments and $1.7 million of interest payments). Digonex non-recourse debt ($6.2 million face amount, $6.0 million carrying amount as of August 31, 2019) is due in December 2020 and NextRadio non-recourse debt is due in December 2021. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt.

Although we have no borrowings outstanding under our Credit Agreement as of August 31, 2019, we are required to comply with certain of its operating covenants and financial ratios. Emmis was in compliance with these covenants as of August 31, 2019. As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, our Credit Agreement substantially limits our ability to make acquisitions. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.

Intangibles

As of August 31, 2019, excluding amounts held for sale, approximately 56% of our total assets consisted of FCC broadcast licenses, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. In the case of our U.S. radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.

Regulatory, Legal and Other Matters

Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Emmis filed suit against Illinois National Insurance Company (“INIC”) in 2015 related to INIC’s decision to not cover Emmis’ defense costs under Emmis’ directors and officers insurance policy in a lawsuit related to the Company’s preferred stock in which Emmis was the defendant (the “Prior Litigation”). On March 21, 2018, Emmis was granted summary judgment entitling it to coverage of its defense costs in the Prior Litigation. On October 10, 2018, Emmis and INIC agreed that the amount of Emmis' damages are $3.5 million. On November 7, 2018, INIC appealed the District Court's summary judgment determination that the insurance policy covers Emmis' defense costs. On July 2, 2019, the United States Court of Appeals for the Seventh Circuit reversed the District Court’s decision. On July 16, 2019, Emmis filed to seek a panel rehearing on the matter. On August 21, 2019, after considering Emmis’ petition for rehearing, the United States Court of Appeals for the Seventh Circuit withdrew its opinion issued on July 2, 2019 and affirmed the District Court’s decision. INIC filed to seek a panel rehearing on the decision, which the Seventh Circuit denied on September 13, 2019. While INIC still has the right to seek a review of the decision by the Supreme Court of the United States, INIC paid the agreed-upon damages plus accrued interest on October 7, 2019. Emmis expects to recognize a $2.2 million gain related to this matter during the quarter ended November 30, 2019, which is net of approximately $1.4 million of legal fees.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of August 31, 2019 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended August 31, 2019, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended August 31, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
June 1, 2019 - June 30, 2019	—	$—	—	$—
July 1, 2019 - July 31, 2019	12,798	$5.50	—	$—
August 1, 2019 - August 31, 2019	44,839	$5.25	—	$—
	57,637		—

Item 6.    Exhibits

(a)	Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective July 7, 2016		8-K		3.1	7/7/2016
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Description of Capital Stock		10-K	2/28/2019	4.1	5/9/2019
10.1	Purchased Interest Agreement, dated as of June 7, 2019, by and between Emmis Operating Company, and Sinclair Telecable, Inc.		8-K		10.1	6/10/2019
10.2	Contribution and Distribution Agreement, dated as of June 28, 2019, by and between Emmis Communications Corporation, MediaCo Holding Inc., and SG Broadcasting LLC.		8-K		10.1	7/1/2019
10.3	Consent and Amendment No. 1 to Credit Agreement and Amendment No. 1 to Guaranty and Security Agreement, dated as of June 28, 2019, by and among Wells Fargo Bank, National Association, Emmis Communications Corporation, Emmis Operating Company and the other Guarantors party hereto.		8-K		10.2	7/1/2019
10.4	Employment Agreement, dated as of August 1, 2019, by and between Emmis Operating Company and Patrick M. Walsh. ++		8-K		10.1	8/2/2019
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

++  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: October 10, 2019	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and
Treasurer