Form 10-Q
period 2019-11-30
EMMIS COMMUNICATIONS CORP
filed 2020-01-09
CIK 783005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of January 2, 2020, was:

12,060,388	Shares of Class A Common Stock, $.01 Par Value
1,242,366	Shares of Class B Common Stock, $.01 Par Value
—	Shares of Class C Common Stock, $.01 Par Value

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2019	2018	2019
NET REVENUES	$10,797	$10,737	$30,883	$29,266
OPERATING EXPENSES:
Station operating expenses excluding depreciation and amortization expense of $151, $90, $477 and $302, respectively	10,809	8,199	30,494	23,667
Corporate expenses excluding depreciation and amortization expense of $194, $172, $591 and $564, respectively	2,297	10,437	7,607	15,211
Impairment loss	304	—	509	4,022
Depreciation and amortization	345	263	1,068	866
Loss (gain) on sale of assets, net of disposition costs	235	—	(31,817)	31
Gain on legal matter	—	(2,153)	—	(2,153)
Total operating expenses	13,990	16,746	7,861	41,644
OPERATING (LOSS) INCOME	(3,193)	(6,009)	23,022	(12,378)
OTHER EXPENSE:
Interest expense	(1,307)	(869)	(5,206)	(3,040)
Loss on debt extinguishment	—	(510)	(771)	(510)
Other income, net	40	121	92	147
Total other expense	(1,267)	(1,258)	(5,885)	(3,403)
(LOSS) INCOME BEFORE INCOME TAXES	(4,460)	(7,267)	17,137	(15,781)
(BENEFIT) PROVISION FOR INCOME TAXES	(2,747)	(950)	6,213	(1,533)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,713)	(6,317)	10,924	(14,248)
DISCONTINUED OPERATIONS, NET OF TAX	3,262	58,921	15,296	77,213
CONSOLIDATED NET INCOME	1,549	52,604	26,220	62,965
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	837	(121)	2,396	1,557
NET INCOME ATTRIBUTABLE TO THE COMPANY	$712	$52,725	$23,824	$61,408

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2019	2018	2019
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net (loss) income attributable to common shareholders - continuing operations	$(1,161)	$(5,828)	$12,660	$(12,758)
Net income attributable to common shareholders - discontinued operations	1,873	58,553	11,164	74,166
Net income attributable to common shareholders	$712	$52,725	$23,824	$61,408
BASIC NET (LOSS) INCOME PER SHARE:
Continuing operations	$(0.09)	$(0.45)	$1.01	$(0.99)
Discontinued operations	0.15	4.53	0.89	5.77
Basic net income per share	$0.06	$4.08	$1.90	$4.78
Basic weighted average shares outstanding	12,609	12,937	12,565	12,846
DILUTED NET (LOSS) INCOME PER SHARE:
Continuing operations	$(0.09)	$(0.45)	$0.94	$(0.99)
Discontinued operations	0.15	4.53	0.83	5.77
Diluted net income per share	$0.06	$4.08	$1.77	$4.78
Diluted weighted average shares outstanding	12,609	12,937	13,486	12,846

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2019	2018	2019
CONSOLIDATED NET INCOME	$1,549	$52,604	$26,220	$62,965
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	837	(121)	2,396	1,557
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$712	$52,725	$23,824	$61,408

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	February 28, 2019	November 30, 2019
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,343	$111,345
Restricted cash	2,504	1,622
Accounts receivable, net	11,919	5,599
Prepaid expenses	3,374	1,845
Other current assets	1,225	10,350
Current assets held for sale	6,629	—
Total current assets	29,994	130,761
PROPERTY AND EQUIPMENT, NET	16,061	15,265
INDEFINITE-LIVED INTANGIBLE ASSETS	72,562	68,540
OPERATING LEASE RIGHT-OF-USE ASSETS	—	8,634
EQUITY METHOD INVESTMENT- MEDIACO CLASS A COMMON STOCK	—	5,485
OTHER ASSETS, NET	8,462	12,822
LONG-TERM ASSETS HELD FOR SALE	110,667	—
Total assets	$237,746	$241,507
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,160	$4,637
Current maturities of long-term debt	32,150	7,830
Accrued salaries and commissions	1,919	7,812
Deferred revenue	3,464	2,639
Income taxes payable	11,200	15,657
Operating lease liabilities	—	842
Other current liabilities	2,401	1,868
Current liabilities held for sale	2,072	—
Total current liabilities	57,366	41,285
LONG-TERM DEBT, NET OF CURRENT MATURITIES AND UNAMORTIZED DISCOUNT	48,757	55,662
OPERATING LEASE LIABILITIES, NET OF CURRENT	—	9,372
OTHER NONCURRENT LIABILITIES	3,914	2,328
DEFERRED INCOME TAXES	25,232	18,263
NONCURRENT LIABILITIES HELD FOR SALE	2,110	—
Total liabilities	137,379	126,910
COMMITMENTS AND CONTINGENCIES
EQUITY:
Class A common stock, $.01 par value; authorized 42,500,000 shares; issued and outstanding 11,809,291 shares at February 28, 2019 and 12,060,388 shares at November 30, 2019	118	121
Class B common stock, $.01 par value; authorized 7,500,000 shares; issued and outstanding 1,242,366 shares at February 28, 2019 and November 30, 2019	12	12
Additional paid-in capital	595,984	597,439
Accumulated deficit	(523,900)	(462,492)
Total shareholders’ equity	72,214	135,080
NONCONTROLLING INTERESTS	28,153	(20,483)
Total equity	100,367	114,597
Total liabilities and equity	$237,746	$241,507

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance, February 28, 2018	11,649,440	$116	1,142,366	$11	$594,708	$(547,252)	$30,680	$78,263
Net income						23,485	754	24,239
Issuance of common stock to employees and officers, net	(4,097)		100,000	1	389			390
Exercise of stock options	45,834	1			119			120
Distributions to noncontrolling interests							(1,721)	(1,721)
Balance, May 31, 2018	11,691,177	$117	1,242,366	$12	$595,216	$(523,767)	$29,713	$101,291
Net (loss) income						(373)	805	432
Issuance of common stock to employees and officers, net	(26,778)				125			125
Exercise of stock options	5,000				12			12
Distributions to noncontrolling interests							(1,003)	(1,003)
Balance, August 31, 2018	11,669,399	$117	1,242,366	$12	$595,353	$(524,140)	29,515	100,857
Net income						712	837	1,549
Issuance of common stock to employees and officers, net	16,780	1			335			336
Exercise of stock options	90,834				212			212
Distributions to noncontrolling interests							(1,068)	(1,068)
Balance, November 30, 2018	11,777,013	$118	1,242,366	$12	$595,900	$(523,428)	$29,284	$101,886

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)

(Unaudited)

(In thousands, except share data)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance, February 28, 2019	11,809,291	$118	1,242,366	$12	$595,984	$(523,900)	$28,153	$100,367
Net income						1,670	846	2,516
Issuance of common stock to employees and officers, net	56,458	1			312			313
Exercise of stock options	16,829				23			23
Distributions to noncontrolling interests							(1,121)	(1,121)
Balance, May 31, 2019	11,882,578	$119	1,242,366	$12	$596,319	$(522,230)	$27,878	$102,098
Net income						7,013	832	7,845
Issuance of common stock to employees and officers, net	(1,724)				115			115
Exercise of stock options	32,316				78			78
Distributions to noncontrolling interests							(824)	(824)
Balance, August 31, 2019	11,913,170	$119	1,242,366	$12	$596,512	$(515,217)	27,886	109,312
Net income						52,725	(121)	52,604
Issuance of common stock to employees and officers, net	(3,280)				339			339
Exercise of stock options	150,498	2			588			590
Distributions to noncontrolling interests							(272)	(272)
Sale of controlling interest in subsidiary							(47,976)	(47,976)
Balance, November 30, 2019	12,060,388	$121	1,242,366	$12	$597,439	$(462,492)	$(20,483)	$114,597

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended November 30,
	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$26,220	$62,965
Adjustments to reconcile consolidated net income to net cash (used in) provided by operating activities -
Discontinued operations	(15,296)	(77,213)
(Gain) loss on sale of assets, net of disposition costs	(31,817)	31
Depreciation and amortization	1,068	866
Amortization of debt discount	1,000	318
Noncash accretion of debt	62	62
Loss on debt extinguishment	771	510
Impairment of assets	509	4,022
Provision for bad debts	602	93
Deferred income taxes	(3,726)	(17,658)
Noncash compensation	1,224	1,107
Net cash provided by operating activities - discontinued operations	12,586	29,369
Changes in assets and liabilities -
Accounts receivable	1,991	(2,412)
Prepaid expenses and other current assets	1,156	(8,284)
Other assets	(430)	(9,158)
Accounts payable and accrued liabilities	(3,446)	7,231
Deferred revenue	119	473
Income taxes	10,157	4,434
Other liabilities	330	(1,206)
Net cash provided by (used in) operating activities	3,080	(4,450)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(67)	(99)
Proceeds from the sale of assets	60,171	—
Net cash (used in) provided by investing activities - discontinued operations	(88)	129,754
Net cash provided by investing activities	60,016	129,655
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(57,850)	(44,619)
Proceeds from long-term debt	2,500	27,000
Debt-related costs	—	(642)
Proceeds from the exercise of stock options	343	689
Settlement of tax withholding obligations on stock issued to employees	(437)	(391)
Net cash used in discontinued operations - financing activities	(3,792)	(2,217)
Net cash used in financing activities	(59,236)	(20,180)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH INCLUDING CASH CLASSIFIED AS HELD FOR SALE	3,860	105,025
(INCREASE) DECREASE IN CASH CLASSIFIED AS HELD FOR SALE	(263)	1,095
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,597	106,120
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	4,491	6,847
End of period	$8,088	$112,967
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$4,464	$2,812
Cash paid for (refund from) income taxes, net	(467)	11,987
Noncash financing transactions-
Stock issued to employees and directors	1,288	1,160

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS UNLESS INDICATED OTHERWISE, EXCEPT SHARE DATA)

November 30, 2019

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

In the opinion of Emmis, the accompanying condensed consolidated interim financial statements contain all material adjustments (consisting only of normal recurring adjustments, except as otherwise noted) necessary to present fairly the consolidated financial position of Emmis at November 30, 2019, the results of its operations for the three-month and nine-month periods ended November 30, 2018 and 2019, and cash flows for the nine-month periods ended November 30, 2018 and 2019.

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019 that have had a material impact on our condensed consolidated financial statements and related notes.

Basic and Diluted Net Income Per Common Share

Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities at November 30, 2018 and 2019 consisted of stock options and restricted stock awards. The following table sets forth the calculation of basic and diluted net income per share:

	For the Three Months Ended November 30,
	2018			2019
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$712	12,609	$0.06	$52,725	12,937	$4.08
Impact of equity awards	—	—		—	—
Diluted net income per common share:
Net income available to common shareholders	$712	12,609	$0.06	$52,725	12,937	$4.08

	For the Nine Months Ended November 30,
	2018			2019
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(amounts in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$23,824	12,565	$1.90	$61,408	12,846	$4.78
Impact of equity awards	—	921	—	—	—	—
Diluted net income per common share:
Net income available to common shareholders	$23,824	13,486	$1.77	$61,408	12,846	$4.78

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2018	2019	2018	2019
	(shares in 000’s )
Equity awards	1,975	2,187	913	2,320
Antidilutive common share equivalents	1,975	2,187	913	2,320

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

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2018	2019	2018	2019
Net revenues	$2,582	$2,582	$7,748	$7,748
Station operating expenses, excluding depreciation and amortization expense	305	346	901	1,032
Interest expense	574	503	1,775	1,565

Assets and liabilities of 98.7FM as of February 28, 2019 and November 30, 2019 were as follows:

	As of February 28, 2019	As of November 30, 2019
Current assets:
Restricted cash	$1,504	$1,397
Prepaid expenses	394	351
Other current assets	340	620
Total current assets	2,238	2,368
Noncurrent assets:
Property and equipment, net	188	237
Indefinite lived intangibles	46,390	46,390
Operating lease right-of-use assets	—	7,440
Other assets	6,255	5,736
Total noncurrent assets	52,833	59,803
Total assets	$55,071	$62,171
Current liabilities:
Accounts payable and accrued expenses	$15	$15
Current maturities of long-term debt	7,150	7,601
Deferred revenue	864	894
Operating lease liabilities	—	367
Other current liabilities	162	144
Total current liabilities	8,191	9,021
Noncurrent liabilities:
Long-term debt, net of current portion and unamortized debt discount	38,747	33,177
Operating lease liabilities, net of current	—	8,126
Total noncurrent liabilities	38,747	41,303
Total liabilities	$46,938	$50,324

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the same amounts shown in the condensed consolidated statements of cash flows.

	As of February 28, 2019	As of November 30, 2019
Cash and cash equivalents, excluding amounts classified as held for sale	$4,343	$111,345
Restricted cash:
98.7FM LMA restricted cash	1,504	1,397
Cash used to secure the Company's purchasing card and travel and expense program	1,000	225
Total cash, cash equivalents and restricted cash	$6,847	$112,967

As of February 28, 2019 and November 30, 2019, restricted cash relates to cash on deposit in trust accounts related to our 98.7FM LMA in New York City that services long-term debt and cash held by JPMorgan Chase as collateral to secure the Company’s corporate purchasing card and travel and expense program. Cash held by Emmis Austin Radio Broadcasting Company, L.P. is classified as held for sale as of February 28, 2019. See the discussion of our discontinued operations on the subsequent page for more information related to assets held for sale.

Noncontrolling Interests

The Company follows Accounting Standards Codification paragraph 810-10-65-1 to report the noncontrolling interests related to the Austin radio partnership and Digonex Technologies Inc., a dynamic pricing business (hereinafter "Digonex"). We owned a 50.1% controlling interest in the Austin radio partnership until its sale on October 1, 2019. As of November 30, 2019, we do not own any of the common equity of Digonex, but we consolidate the entity because we control its board of directors via rights granted in convertible preferred stock and convertible debt that we own. Emmis owns rights that are convertible into approximately 84% of Digonex's common equity.

Noncontrolling interests represent the noncontrolling interest holders' proportionate share of the equity of the Austin radio partnership until its sale and Digonex. Noncontrolling interests are adjusted for the noncontrolling interest holders' proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. Below is a summary of the noncontrolling interest activity for the nine months ended November 30, 2018 and 2019:

	Austin Radio Partnership	Digonex	Total Noncontrolling Interests
Balance, February 28, 2018	$47,424	$(16,744)	$30,680
Net income (loss)	4,132	(1,736)	2,396
Distributions to noncontrolling interests	(3,792)	—	(3,792)
Balance, November 30, 2018	$47,764	$(18,480)	$29,284
Balance, February 28, 2019	$47,146	$(18,993)	$28,153
Net income (loss)	3,047	(1,490)	1,557
Distributions to noncontrolling interests	(2,217)	—	(2,217)
Sale of controlling interest in subsidiary	(47,976)	—	(47,976)
Balance, November 30, 2019	$—	$(20,483)	$(20,483)

Discontinued Operations

During the quarter ended August 31, 2019, the Company entered into agreements to sell its 50.1% ownership interest in Emmis Austin Radio Broadcasting Company, L.P. (the “Austin Partnership”), as well as a controlling interest in WQHT-FM and WBLS-FM in New York. Both sales closed during the three months ended November 30, 2019. The Company concluded that each of these transactions is a disposal of a business that met the criteria to be classified as held for sale during the three months ended August 31, 2019, and each is a strategic shift that will have a significant impact on the Company’s operations and financial results. As such, the assets and liabilities of these businesses included in the disposal transactions have been classified as held for sale in the February 28 2019, balance sheet, and the results of operations and cash flows of these businesses have been classified as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements. See below for more discussion of each of these transactions.

Summary of Discontinued Operations Activity:

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2018	2019	2018	2019
Income from discontinued operations:
Austin Radio Partnership	$2,625	$37,908	$7,799	$42,992
WQHT-FM and WBLS-FM	3,286	37,686	9,132	45,088
Total income before income taxes from discontinued operations	5,911	75,594	16,931	88,080
Less: provision for income taxes	2,649	16,673	1,635	10,867
Income from discontinued operations, net of tax	$3,262	$58,921	$15,296	$77,213

A discussion of each component of discontinued operations follows.

Austin Radio Partnership

On October 1, 2019, a subsidiary of Emmis sold its 50.1% ownership interest in the Austin Partnership to our minority partner, Sinclair Telecable, Inc., for $39.3 million (the “Austin Partnership Transaction”). Emmis recognized a gain on sale of $37.3 million. Gross cash proceeds, inclusive of purchase price adjustments, were approximately $40.7 million. Transaction-related expenses were approximately $0.7 million. $9.9 million of these proceeds were used to repay debt outstanding, with the balance held for general corporate purposes, including capital expenditures, working capital, and potential acquisitions and investments.

The Austin Partnership has historically been included in our Radio segment. The following table summarizes certain operating results of the Austin Partnership for all periods presented. A portion of Emmis’ mortgage debt was required to be repaid with proceeds of this transaction. In accordance with ASC 205-20-45-6, Emmis has allocated interest on the debt required to be repaid as a result of this disposal transaction to the results of the Austin Radio Partnership.

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2018	2019	2018	2019
Net revenues	$7,991	$2,660	$24,456	$19,539
Station operating expenses, excluding depreciation and amortization	5,106	2,012	15,848	13,428
Gain on sale of assets, net of disposition costs	—	37,292	—	37,292
Depreciation and amortization	115	—	386	120
Interest expense	145	32	423	291
Income before taxes	$2,625	$37,908	$7,799	$42,992

Major classes of assets and liabilities of the Austin Partnership that were classified as held for sale in the accompanying condensed consolidated balance sheet as of February 28, 2019 are as follows:

As of February 28, 2019
Current assets:
Cash and cash equivalents	$1,095
Accounts receivable, net	4,856
Prepaid expenses	357
Other current assets	121
Total current assets	6,429
Noncurrent assets:
Property and equipment, net	5,060
Indefinite lived intangibles	34,720
Goodwill	4,338
Other assets	25
Total noncurrent assets	44,143
Total assets	$50,572
Current liabilities:
Accounts payable and accrued expenses	$291
Accrued salaries and commissions	651
Deferred revenue	591
Income taxes payable	18
Other current liabilities	23
Total current liabilities	1,574
Noncurrent liabilities:
Other noncurrent liabilities	332
Total noncurrent liabilities	332
Total liabilities	$1,906
Equity:
Noncontrolling interests	$47,146

WQHT-FM and WBLS-FM

On November 25, 2019, Emmis contributed the assets and liabilities of WBLS-FM and WQHT-FM (the “Stations”) to MediaCo Holding Inc., an Indiana corporation (“MediaCo”) and in return, Emmis received $91.5 million in cash, a convertible promissory note payable to Emmis in the amount of $5.0 million and 1,666,667 shares of MediaCo Class A common stock (the “MediaCo Transaction”). These shares constitute all of the issued and outstanding MediaCo Class A common stock and represent in the aggregate an approximately 23.72% equity ownership interest and 3.02% of the outstanding voting interests of MediaCo immediately following the transaction. We expect that, on January 17, 2020, we will make a taxable pro rata distribution of 0.1265 shares of MediaCo Class A common stock for each outstanding share of Emmis’ Class A and Class B common stock at the close of business of January 3, 2020. The $5.0 million convertible promissory note carries interest at a base rate equal to the interest on MediaCo’s senior credit facility (London Interbank Offered Rate with a 2.0% floor plus 7.5%), or if no senior credit facility is outstanding, 6.00%, plus an additional 1.00% on any payment of interest in kind and, without regard to whether MediaCo pays such interest in kind, an additional increase of 1.00% following the second anniversary of the date of issuance and additional increases of 1.00% following each successive anniversary thereafter. The note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis beginning six months after issuance at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The note matures on November 25, 2024. In addition, MediaCo’s net working capital as of the closing date must be reimbursed to Emmis within nine months of the MediaCo Transaction. Emmis has recorded an $8.5 million receivable from MediaCo related to this net working capital. SG Broadcasting LLC, an affiliate of Standard General L.P., a New York-based investment firm that manages event-driven opportunity funds (“Standard General”), purchased all of MediaCo’s Class B common stock, representing a 76.28% equity ownership interest. The common stock of MediaCo acquired by Standard General will be entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders will be entitled to one vote per share. Emmis will continue to provide management services to the Stations under a Management Agreement, subject to the direction of the MediaCo board of directors which initially consists of four directors appointed by Standard General and three directors appointed by Emmis. Emmis will receive an annual management fee of $1.25 million, plus reimbursement of certain expenses directly related to the operation of MediaCo’s business. The shares held by Emmis at November 30, 2019, which will be distributed to Emmis’ shareholders in January 2020, constitute an equity investment as discussed in Note 12.

Gross cash proceeds at closing, inclusive of purchase price adjustments, were $91.8 million, $3.5 million of which was used by Emmis to repay debt outstanding. Transaction-related expenses were approximately $2.2 million. The remaining cash will be used for general corporate purposes, including capital expenditures, working capital, and potential acquisitions and investments. Upon the closing of the transaction, Emmis deconsolidated these stations, recorded the retained investment at fair value, and recognized a gain on sale of $35.6 million.

The Stations have historically been included in our Radio segment. The following table summarizes certain operating results of the Stations for all periods presented. In accordance with ASC 205-20-45-6, Emmis has allocated interest on the debt that was required to be repaid as a result of this disposal transaction to the results of the Stations.

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2018	2019	2018	2019
Net revenues	$11,535	$9,795	$35,046	$35,947
Station operating expenses, excluding depreciation and amortization	7,809	7,678	24,711	25,844
Gain on sale of assets, net of disposition costs	—	35,616	—	35,616
Depreciation and amortization	346	—	930	417
Interest expense	94	47	273	214
Income before taxes	$3,286	$37,686	$9,132	$45,088

Major classes of assets and liabilities of the Stations that are classified as held for sale in the accompanying condensed consolidated balance sheet as of February 28, 2019 are as follows:

As of February 28, 2019
Current assets:
Prepaid expenses	$100
Other current assets	100
Total current assets	200
Noncurrent assets:
Property and equipment, net	2,356
Indefinite lived intangibles	63,265
Other intangibles, net	758
Other assets	145
Total noncurrent assets	66,524
Total assets	$66,724
Current liabilities:
Other current liabilities	498
Total current liabilities	498
Noncurrent liabilities:
Other noncurrent liabilities	1,778
Total noncurrent liabilities	1,778
Total liabilities	$2,276

Implementation of Recent Accounting Pronouncements

On March 1, 2019, we adopted Accounting Standard Update 2016-02, Leases, using the modified retrospective approach, applied at the beginning of the period of adoption, and we elected the package of transitional practical expedients. The adoption of this standard resulted in recording operating lease liabilities of approximately $28.8 million as of March 1, 2019 along with a corresponding right-of-use asset. A significant portion of these amounts have been sold as part of the Austin Partnership and WBLS and WQHT sales. The implementation of this standard did not have an impact on our condensed consolidated statements of operations. See Note 11 for more discussion of the Company’s leases.

Recent Accounting Pronouncements Not Yet Implemented

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses, which introduces new guidance for an approach based on using expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities and net investments in leases as well as reinsurance and trade receivables. This standard will be effective for us as of March 1, 2023. We are currently evaluating the impact that the adoption of the new standard will have on our condensed consolidated financial statements.

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

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the nine months ended November 30, 2018 and 2019:

	Nine Months Ended November 30,
	2018	2019
Risk-Free Interest Rate:	2.6% - 2.8%	1.7% - 2.6%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.9	4.6
Expected Volatility:	51.3% - 53.2%	50.3% - 51.3%

The following table presents a summary of the Company’s stock options outstanding at November 30, 2019, and stock option activity during the nine months ended November 30, 2019 (“Price” reflects the weighted average exercise price per share; "Aggregate Intrinsic Value" dollars in thousands):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	2,738,087	$4.72
Granted	604,500	4.94
Exercised	199,643	3.49
Forfeited	—	—
Expired	70,860	6.32
Outstanding, end of period	3,072,084	4.81	6.2	$2,756
Exercisable, end of period	2,201,843	4.89	5.2	$2,344

Cash received from option exercises for the nine months ended November 30, 2018 and 2019 was $0.3 million and $0.7 million, respectively. The Company did not record an income tax benefit relating to the options exercised during the nine months ended November 30, 2018 or 2019.

The weighted average per share grant date fair value of options granted during the nine months ended November 30, 2018 and 2019, was $2.27 and $2.19, respectively.

A summary of the Company’s nonvested options at November 30, 2019, and changes during the nine months ended November 30, 2019, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	608,175	$1.64
Granted	604,500	2.19
Vested	342,434	1.50
Forfeited	—	—
Nonvested, end of period	870,241	2.08

There were 1.4 million shares available for future grants under the Company’s various equity plans (1.1 million shares under the 2017 Equity Compensation Plan and 0.3 million shares under other plans) at November 30, 2019, not including shares that may become available for future grants upon forfeiture, lapse or surrender for taxes.

The vesting dates of outstanding options at November 30, 2019 range from March 2020 to July 2022, and expiration dates range from December 2020 to August 2029.

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

The following table presents a summary of the Company’s restricted stock grants outstanding at November 30, 2019, and restricted stock activity during the nine months ended November 30, 2019 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	265,107	$3.43
Granted	170,849	4.25
Vested (restriction lapsed)	174,246	3.42
Grants outstanding, end of period	261,710	3.98

The total grant date fair value of shares vested during the nine months ended November 30, 2018 and 2019, was $0.7 million and $0.6 million, respectively.

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense recognized by the Company during the three and nine months ended November 30, 2018 and 2019. The Company did not recognize any tax benefits related to stock-based compensation during the periods presented below.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2019	2018	2019
Station operating expenses	$48	$21	$148	$77
Corporate expenses	318	320	1,076	1,030
Stock-based compensation expense included in operating expenses	366	341	1,224	1,107
Stock-based compensation expense included in discontinued operations	21	(8)	64	53
Stock-based compensation expense	$387	$333	$1,288	$1,160

As of November 30, 2019, there was $1.8 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.5 years.

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

The carrying amounts of the Company’s FCC licenses were $170.5 million and $68.5 million as of February 28, 2019 and November 30, 2019, respectively. The FCC licenses of the Austin radio partnership, WQHT-FM and WBLS-FM totaling $98.0 million were sold during the nine months ended November 30, 2019. These licenses were classified as held for sale as of February 28, 2019. See Note 1 for more discussion of the sale of these radio stations. Pursuant to Emmis’ accounting policy, stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA with another broadcaster and are not classified as held for sale. The Company generally performs its annual impairment test of indefinite-lived intangibles as of December 1 of each year. When indicators of impairment are present, the Company will perform an interim impairment test. During the three months ended August 31, 2019, the Company completed an interim impairment test of its Indianapolis market FCC Licenses and the license of WLIB-AM, the Company’s sole station in New York that was not classified as held for sale or being operated pursuant to an LMA. Continued declines in Indianapolis market radio revenues during Fiscal 2020 indicated that an interim impairment test was required for our FCC Licenses in that market. During the three months ended August 31, 2019, the Company classified the FCC Licenses of WQHT-FM and WBLS-FM as held for sale, leaving the license of WLIB-AM as the sole license in our New York unit of accounting not being operated pursuant to an LMA. The Company performed an interim assessment of this remaining station as it had previously been evaluated as part of a larger unit of accounting. These interim impairment tests resulted in an impairment charge of $4.0 million. Future annual and interim impairment tests may result in additional impairment charges in subsequent periods.

Fair value of our FCC licenses is estimated to be the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company uses an income valuation method when it performs its impairment tests. Under this method, the Company projects cash flows that would be generated by each of its units of accounting, assuming the unit of accounting was commencing operations in its respective market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. When evaluating our radio broadcasting licenses for impairment, the testing is performed at the unit of accounting level as determined by ASC Topic 350-30-35. In our case, radio stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under an LMA.

Goodwill and definite-lived intangible assets

The company has no goodwill or definite-lived intangible assets as of November 30, 2019. Goodwill and definite-lived intangible assets, all of which were attributable to our radio division, were $4.3 million and $0.8 million, respectively as of February 28, 2019. The carrying amounts of the Company's goodwill and definite-lived intangibles have been classified as noncurrent assets held for sale in the accompanying condensed consolidated balance sheet as of February 28, 2019 as they relate to assets held by the Austin partnership and WBLS-FM, both of which were sold during the nine months ended November 30, 2019.

The Company ceased recording amortization expense on its definite-lived intangible assets when they were classified as noncurrent assets held for sale during the three months ended August 31, 2019. Total amortization expense from definite-lived intangibles during the nine months ended November 30, 2018 and 2019 was $0.2 million and $0.1 million, respectively, all of which is included in discontinued operations, net of tax in the accompanying condensed consolidated statements of operations.

Note 4. Long-term Debt

Long-term debt was comprised of the following at February 28, 2019 and November 30, 2019:

	February 28, 2019	November 30, 2019
2014 Credit Agreement Term Loan	$25,000	$—
Mortgage	—	12,699
Term Loan	—	—
98.7FM non-recourse debt	47,332	42,014
Other non-recourse debt (1)	10,074	10,136
Less: Current maturities	(32,150)	(7,830)
Less: Unamortized original issue discount	(1,499)	(1,357)
Total long-term debt, net of current portion and debt discount	$48,757	$55,662
(1)	The face value of other non-recourse debt was $10.2 million at February 28, 2019 and November 30, 2019

On April 12, 2019, we entered into a $23 million mortgage between Emmis Operating Company and Emmis Indiana Broadcasting, L.P., as borrowers, and Star Financial as lender (the “Mortgage”). The Mortgage expires April 12, 2029, and was originally secured by a perfected first priority security interest in the Company’s headquarters building in Indianapolis, Indiana, and approximately 70 acres of land owned by the Company in Whitestown, Indiana, which currently is used as a tower site for one of the Company’s radio stations. The Mortgage requires monthly principal and interest payments using a 25 year amortization period, with a balloon payment due at expiration and the original annual interest rate was 5.48%.

Pursuant to the terms of the Mortgage, $10 million of combined proceeds from the Austin Partnership Transaction and the MediaCo Transaction were required to be used to repay Mortgage indebtedness. Accordingly, $6.5 million of the proceeds from the Austin Partnership Transaction were used to make a payment on October 4, 2019 and $3.5 million of the proceeds from the MediaCo Transaction were used to make a payment on November 29, 2019. As a result of these repayments, a loss on extinguishment of debt of $0.1 million was recognized in the quarter ended November 30, 2019, and the security interest in the 70 acres of land in Whitestown, Indiana was released by Star Financial.

The Mortgage is carried net of an unamortized original issue discount of $0.1 million as of November 30, 2019. The original issue discount is being amortized as additional interest expense over the life of the Mortgage using the effective interest method.

See Note 13 for discussion of the January 8, 2020 amendment to the Mortgage.

On April 12, 2019, Emmis entered into a $4 million term loan, by and between Emmis Operating Company, as borrower, and Barrett Investment Partners, LLC, as lender (the “Term Loan”). The Term Loan was due to expire on April 12, 2022 and was secured by a pledge of the Company’s controlling ownership interest in the Austin radio partnership. Proceeds from the Austin Partnership Transaction were required to be used to pay all amounts outstanding under the Term Loan before the proceeds could be used for any other purpose. Emmis paid all debts outstanding under the Term Loan on October 1, 2019 and recognized a loss on extinguishment of debt that was less than $0.1 million in the quarter ended November 30, 2019.

During the three months ended November 30, 2019, Emmis terminated its $12 million revolving credit agreement with Wells Fargo Bank, National Association (the “Revolving Credit Agreement”). The Credit Agreement had been in place since April 12, 2019. There were no drawings on the Revolving Credit Agreement during the time it was outstanding. In connection with this termination, Emmis recognized a loss on extinguishment of debt of $0.4 million in the quarter ended November 30, 2019.

In connection with the execution of the Mortgage, Term Loan, and Revolving Credit Agreement, the 2014 Credit Agreement, by and among the Company, Emmis Operating Company, as borrower, and certain other subsidiaries and the lenders party thereto, was terminated effective April 12, 2019 and all amounts outstanding under that agreement were paid in full.

98.7FM Non-recourse Debt

On May 30, 2012, the Company, through wholly-owned, newly-created subsidiaries, issued $82.2 million of non-recourse notes. Teachers Insurance and Annuity Association of America, through a participation agreement with Wells Fargo Bank Northwest, National Association, is entitled to receive payments made on the notes. The notes are obligations only of the newly-created subsidiaries, are non-recourse to ECC and the rest of Emmis’ subsidiaries, and are secured by the assets of the newly-created subsidiaries, including the payments made to the newly-created subsidiary related to the 98.7FM LMA, which are guaranteed by Disney Enterprises, Inc. The notes bear interest at 4.1%. The 98.7FM non-recourse notes are carried on our condensed consolidated balance sheets net of an original issue discount. The original issue discount, which was $1.4 million as of February 28, 2019 and $1.2 million as of November 30, 2019, is being amortized as additional interest expense over the life of the notes.

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

Emmis Operating Company, as collateral agent for secured creditors, notified Digonex of a default under its notes payable on October 1, 2019, which was not cured by the October 6, 2019 deadline. The debt was accelerated on December 6, 2019, and Emmis Operating Company, as collateral agent for the secured creditors, foreclosed on Digonex on December 31, 2019, taking possession of substantially all of Digonex’s assets. On January 1, 2020, Emmis Operating Company conveyed the foreclosed assets to a new legal entity that is expected to ultimately be owned by the holders of the Digonex secured debt pro rata to their share of the Digonex secured debt. This new legal entity will be controlled by Emmis Operating Company and is expected to continue to operate the underlying business of Digonex, but with a more rational capital structure. The remaining Digonex debt and related accrued interest is expected to be extinguished in connection with a future dissolution of Dignoex Technologies Inc.

NextRadio, LLC has issued $4.0 million of notes payable. As of November 30, 2019, the notes accrue interest at 2.0%. The first interest payment on these notes was due on August 15, 2018. As of January 9, 2019, NextRadio, LLC has not made any interest payments to the lender. Although there are no penalties for nonpayment of interest or principal, the lender, at its election, may convert the notes and all unpaid interest to senior preferred equity of NextRadio, LLC's parent entity, TagStation, LLC, a wholly-owned subsidiary of ECC. The lender has given notice of its intent to convert the notes to senior preferred equity of TagStation, LLC, but the steps required to effect this conversion as defined in the loan agreement have not yet been completed. These notes are obligations of NextRadio, LLC and TagStation, LLC and are non-recourse to ECC and the rest of Emmis' subsidiaries. TagStation, LLC and Next Radio, LLC have never achieved profitability, with their losses having expanded in recent years as a result of investments in data attribution capabilities. During the year ended February 28, 2019, Emmis decided to cease further investments in TagStation, LLC and NextRadio, LLC. As a result, these businesses have reduced the scale of their operations to absolute minimum functionality, terminated the employment of all of their employees and are exploring strategic alternatives.

Based on amounts outstanding at November 30, 2019, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

		98.7FM Non-recourse	Other Non-recourse
Year ended February 28 (29),	Mortgage	Debt	Debt		Total Payments
Remainder of 2020	$39	$1,832	$—		$1,871
2021	254	7,755	6,239	(1)	14,248
2022	271	8,394	4,000	(2)	12,665
2023	286	9,069	—		9,355
2024	303	9,783	—		10,086
Thereafter	11,546	5,181	—		16,727
Total	$12,699	$42,014	$10,239		$64,952
(1)

This date represents the contractual maturity date of the notes issued by Digonex Technologies Inc., however this debt is expected to be extinguished in connection with a future dissolution of that entity.

(2)

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

Recurring Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2019 and November 30, 2019. The financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	As of February 28, 2019 and November 30, 2019
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

During the quarter ended November 30, 2019, the Company completed the MediaCo Transaction, as described in Note 1. As a result of this, Emmis retained an approximately 23.72% equity ownership interest in MediaCo. This equity investment was measured at fair value and is included in Equity Method Investment in the accompanying condensed consolidated balance sheet as of November 30, 2019. The Company expects that, on January 17, 2020, we will make a taxable pro rata distribution of 0.1265 shares of MediaCo Class A common stock for each outstanding share of Emmis’ Class A and Class B common stock at the close of business on January 3, 2020. See Note 12 for more discussion on our equity investment.

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

Advertising

On-air broadcast and magazine advertising revenues are recognized when or as performance obligations under the terms of a contract with a customer are satisfied. This typically occurs over the period of time that advertisements are provided, or as an event occurs. Revenues are reported at the amount the Company expects to be entitled to receive under the contract. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue in the condensed consolidated balance sheet. Substantially all deferred revenue is recognized within twelve months of the payment date.

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

Disaggregation of revenue

The following table presents the Company's revenues disaggregated by revenue source:

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2018	2019	2018	2019
Revenue by Source:
Advertising	$5,356	$5,229	$14,665	$13,776
Circulation	93	91	288	280
Nontraditional	1,234	1,037	3,249	2,390
LMA Fees	2,583	2,582	8,467	7,748
Digital	330	675	745	1,915
Other	1,201	1,123	3,469	3,157
Total net revenues	$10,797	$10,737	$30,883	$29,266

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

Three Months Ended November 30, 2019	Radio	Publishing	All Other	Consolidated
Net revenues	$9,215	$1,187	$335	$10,737
Station operating expenses excluding depreciation and amortization expense	5,941	1,502	756	8,199
Corporate expenses excluding depreciation and amortization expense	—	—	10,437	10,437
Depreciation and amortization	87	3	173	263
Gain on legal matter	—	—	(2,153)	(2,153)
Operating income (loss)	$3,187	$(318)	$(8,878)	$(6,009)

Three Months Ended November 30, 2018	Radio	Publishing	All Other	Consolidated
Net revenues	$9,202	$1,177	$418	$10,797
Station operating expenses excluding depreciation and amortization expense	6,157	1,176	3,476	10,809
Corporate expenses excluding depreciation and amortization expense	—	—	2,297	2,297
Impairment loss	—	—	304	304
Depreciation and amortization	129	4	212	345
Loss on sale of assets, net of disposition costs	235	—	—	235
Operating income (loss)	$2,681	$(3)	$(5,871)	$(3,193)

Nine Months Ended November 30, 2019	Radio	Publishing	All Other	Consolidated
Net revenues	$25,321	$3,083	$862	$29,266
Station operating expenses excluding depreciation and amortization expense	18,258	3,582	1,827	23,667
Corporate expenses excluding depreciation and amortization expense	—	—	15,211	15,211
Impairment loss	4,022	—	—	4,022
Depreciation and amortization	288	10	568	866
Loss on sale of assets, net of disposition costs	—	—	31	31
Gain on legal matter	—	—	(2,153)	(2,153)
Operating income (loss)	$2,753	$(509)	$(14,622)	$(12,378)

Nine Months Ended November 30, 2018	Radio	Publishing	All Other	Consolidated
Net revenues	$26,341	$3,347	$1,195	$30,883
Station operating expenses excluding depreciation and amortization expense	18,661	3,384	8,449	30,494
Corporate expenses excluding depreciation and amortization expense	—	—	7,607	7,607
Impairment loss	205	—	304	509
Depreciation and amortization	393	14	661	1,068
(Gain) loss on sale of assets, net of disposition costs	(32,148)	331	—	(31,817)
Operating income (loss)	$39,230	$(382)	$(15,826)	$23,022

Total Assets	Radio	Publishing	All Other	Consolidated
As of February 28, 2019	$216,473	$728	$20,545	$237,746
As of November 30, 2019	$95,387	$834	$145,286	$241,507

The decrease in radio assets is mostly due to the Austin Partnership Transaction and the MediaCo Transaction that occurred during the three months ended November 30, 2019. This is partially offset by an increase in operating lease right-of-use assets recorded in connection with the implementation of Accounting Standard Update 2016-02, Leases. See Note 11 for more discussion of leases and Note 1 for more discussion of the sale of our stations in New York and our Austin partnership interest.

Note 8. Regulatory, Legal and Other Matters

Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Emmis filed suit against Illinois National Insurance Company (“INIC”) in 2015 related to INIC’s decision to not cover Emmis’ defense costs under Emmis’ directors and officers insurance policy in a lawsuit related to the Company’s preferred stock in which Emmis was the defendant (the “Prior Litigation”). On March 21, 2018, Emmis was granted summary judgment entitling it to coverage of its defense costs in the Prior Litigation. On October 10, 2018, Emmis and INIC agreed that Emmis' damages were $3.5 million. On November 7, 2018, INIC appealed the District Court's summary judgment determination that the insurance policy covers Emmis' defense costs. On July 2, 2019, the United States Court of Appeals for the Seventh Circuit reversed the District Court’s decision. On July 16, 2019, Emmis filed to seek a panel rehearing on the matter. On August 21, 2019, after considering Emmis’ petition for rehearing, the United States Court of Appeals for the Seventh Circuit withdrew its opinion issued on July 2, 2019 and affirmed the District Court’s decision. INIC filed to seek a panel rehearing on the decision, which the Seventh Circuit denied on September 13,

2019. INIC paid the agreed-upon damages plus accrued interest on October 7, 2019 and INIC’s right to seek a review of the decision by the Supreme Court of the United States has expired. We recognized a $2.2 million gain related to this matter during the quarter ended November 30, 2019, which is net of $1.4 million of legal fees.

Note 9. Income Taxes

Our effective income tax rate was 36% and (10)% for the nine months ended November 30, 2018 and 2019, respectively. The Company estimates its effective tax rate for the year, which incorporates the reversal of a portion of the valuation allowance, and applies that rate to pre-tax income for the applicable period. This methodology, along with the effect of permanent differences, such as nondeductible meals and entertainment expenses and nondeductible compensation expense, is responsible for the difference between the effective rate and statutory rate. An allocation of this provision or benefit is applied to continuing operations and discontinued operations using the with and without methodology.

Note 10. Restructuring Reserve

In connection with the sale of our St. Louis stations in April 2018, the Company originally recorded $1.2 million of restructuring charges related to the involuntary termination of employees and estimated cease-use costs related to our leased St. Louis office facility, net of estimated sublease rentals. This charge is included in the gain on sale of assets, net of disposition costs in the accompanying condensed consolidated financial statements for the nine months ended November 30, 2018. During the three months ended November 30, 2018, the Company revised its estimate of cease-use costs related to our leased St. Louis office facility, which resulted in an additional charge of $0.2 million. The table below summarizes the activity related to our restructuring charge for the three-month and nine-month periods ended November 30, 2018 and 2019.

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2018	2019	2018	2019
Restructuring charges and estimated lease cease-use costs, beginning balance	$1,052	$949	$—	$1,099
Restructuring charges and estimated lease cease-use costs- St. Louis radio stations sale	245	—	1,423	—
Payments, net of accretion	(103)	(60)	(229)	(210)
Restructuring charges and estimated lease cease-use costs unpaid and outstanding	$1,194	$889	$1,194	$889

     .

Note 11. Leases

We determine if an arrangement is a lease at inception. We have operating leases for office space, tower space, equipment and automobiles expiring at various dates through August 2032. Some leases have options to extend and some have options to terminate. Beginning March 1, 2019 operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our condensed consolidated balance sheet.

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

Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense recognized in the nine months ended November 30, 2019, was not material.

We elected not to apply the recognition requirements of Accounting Standards Codification 842, Leases, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the nine months ended November 30, 2019, was not material.

The impact of operating leases, including leases of our discontinued operations, to our condensed consolidated financial statements was as follows:

Nine Months Ended November 30,
2019
Lease Cost
Operating lease cost	$3,451
Other Information
Operating cash flows from operating leases	3,862
Right-of-use assets obtained in exchange for new operating lease liabilities	28,821
Weighted average remaining lease term - operating leases (in years)	10.7
Weighted average discount rate - operating leases	5.9%

As of November 30, 2019, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending February 28 (29),
Remainder of 2020	$380
2021	1,376
2022	1,365
2023	1,372
2024	1,246
After 2024	8,367
Total lease payments	14,106
Less imputed interest	3,892
Total recorded lease liabilities	$10,214

Note 12: Equity Investment

As discussed in Note 1, on November 25, 2019, Emmis contributed the assets and liabilities of WBLS-FM and WQHT-FM to MediaCo, and in return, Emmis received $91.5 million in cash, a convertible promissory note payable to Emmis in the amount of $5.0 million and 1,666,667 shares of MediaCo Class A common stock. These shares constitute all of the issued and outstanding MediaCo Class A common stock and represent in the aggregate an approximately 23.72% equity ownership interest and 3.02% of the outstanding voting interests of MediaCo immediately following the transaction. We expect that, on January 17, 2020, we will make a taxable pro rata distribution of 0.1265 shares of MediaCo Class A common stock for each outstanding share of Emmis’ Class A and Class B common stock at the close of business of January 3, 2020. This distribution will comprise our entire equity interest held in MediaCo at November 30, 2019.

The fair value per share of the MediaCo Class A common stock held by Emmis on November 30, 2019, was $3.29; therefore, an investment of $5.5 million has been recorded on our November 30, 2019 balance sheet. The investment is recorded at fair value, which was generally estimated using significant unobservable market parameters, resulting in a Level 3 categorization. The fair value was primarily established using the median EBITDA multiple for nine publicly traded radio companies to arrive at the business enterprise valuation. This was then further adjusted for the assets and liabilities of MediaCo. Additionally, a discount was taken to reflect the lack of control given that the shares account for only a 23.72% ownership interest and 3.05% voting interest. The fair value per share of MediaCo Class A common stock recorded as of November 30, 2019, may differ from the taxable fair value of these shares when distributed to Emmis shareholders on January 17, 2020.

The income attributable to Emmis for the period November 25, 2019, to November 30 2019, was immaterial.

Note 13. Subsequent Event

Emmis Operating Company, as collateral agent for secured creditors, notified Digonex of a default under its notes payable on October 1, 2019, which was not cured by the October 6, 2019 deadline. The debt was accelerated on December 6, 2019, and Emmis Operating Company, as collateral agent for the secured creditors, foreclosed on Digonex on December 31, 2019, taking possession of substantially all of Digonex’s assets. On January 1, 2020, Emmis Operating Company conveyed the foreclosed assets to a new legal entity that is expected to ultimately be owned by the holders of the Digonex secured debt pro rata to their share of the Digonex secured debt. This new legal entity will be controlled by Emmis Operating Company and is expected to continue to operate the underlying business of Digonex, but with a more rational capital structure. The remaining Digonex debt and related accrued interest is expected to be extinguished in connection with a future dissolution of Dignoex Technologies Inc.

On January 8, 2020, Emmis Operating Company and Star Financial entered into an amendment to the Mortgage, whereby Emmis placed $8 million into a restricted cash account with Star to serve as additional collateral for the Mortgage, and Star agreed to remove certain operating covenants included in the Mortgage, including no longer requiring that the Company maintain a fixed charge coverage ratio of at least 1.10:1.00. Additionally, Emmis Indiana Broadcasting, L.P. was removed as a borrower under the Mortgage. The fees incurred in connection with this amendment were immaterial.

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

The following table summarizes the sources of our revenues for the three and nine months ended November 30, 2019 and 2018. The category “Nontraditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to Digonex business, network revenues and barter. We sold our four radio stations in St. Louis on April 30, 2018. The St. Louis radio stations were being operated pursuant to local marketing agreements from March 1, 2018 through their sale. The Company received $0.7 million of fees related to this arrangement which are included in “LMA Fees” below. The table below excludes the results of our stations in Austin, as well as WQHT-FM and WBLS-FM in New York, which have been classified as discontinued operations. See Note 1 to the accompanying condensed consolidated financial statements for more discussion of our discontinued operations.

	Three Months Ended November 30,				Nine Months Ended November 30,
	2018	% of Total	2019	% of Total	2018	% of Total	2019	% of Total
	(Dollars in thousands)
Net revenues:
Local	$4,368	40.5%	$4,242	39.5%	$12,175	39.4%	$11,540	39.4%
National	549	5.1%	828	7.7%	1,632	5.3%	2,053	7.0%
Political	440	4.1%	159	1.5%	858	2.8%	183	0.6%
Publication Sales	93	0.9%	91	0.8%	288	0.9%	280	1.0%
Nontraditional	1,234	11.4%	1,037	9.7%	3,249	10.5%	2,390	8.2%
LMA Fees	2,582	23.9%	2,582	24.0%	8,467	27.4%	7,748	26.5%
Digital	330	3.1%	675	6.3%	745	2.4%	1,915	6.5%
Other	1,201	11.0%	1,123	10.5%	3,469	11.3%	3,157	10.8%
Total net revenues	$10,797		$10,737		$30,883		$29,266

As discussed earlier, we derive approximately one-half of our net revenues from advertising sales, including digital advertising sales. In the nine months ended November 30, 2019, local sales, excluding political revenues, represented approximately 82% of the advertising revenues for our radio division.

No customer represents more than 10% of our consolidated net revenues. Our top ten categories for radio represent approximately two-thirds of our radio division’s total advertising net revenues for the nine months ended November 30, 2018 and 2019. Home and home-related products was the largest category for our radio division for the nine months ended November 30, 2018 and 2019, representing approximately 10% and 12% of our radio advertising net revenues, respectively.

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

SIGNIFICANT TRANSACTIONS

On October 1, 2019, a subsidiary of Emmis sold its 50.1% ownership interest in the Austin Partnership to our minority partner, Sinclair Telecable, Inc., for $39.3 million. Emmis recognized a gain on sale of $37.3 million. Gross cash proceeds, inclusive of purchase price adjustments, were approximately $40.7 million. Transaction-related expenses were approximately $0.7 million. $9.9 million of these proceeds were used to repay debt outstanding, with the balance held for general corporate purposes, including capital expenditures, working capital, and potential acquisitions and investments.

The Austin Partnership has historically been included in our Radio segment. The following table summarizes the operating results of the Austin Partnership for all periods presented. In accordance with ASC 205-20-45-6, Emmis has allocated interest on the debt required to be repaid as a result of this disposal transaction to the results of the Austin Partnership.

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2018	2019	2018	2019
Net revenues	$7,991	$2,660	$24,456	$19,539
Station operating expenses, excluding depreciation and amortization	5,106	2,012	15,848	13,428
Gain on sale of assets, net of disposition costs	—	37,292	—	37,292
Depreciation and amortization	115	—	386	120
Interest expense	145	32	423	291
Income before taxes	$2,625	$37,908	$7,799	$42,992

On November 25, 2019, Emmis contributed the assets and liabilities of WBLS-FM and WQHT-FM to MediaCo Holding Inc., an Indiana corporation (“MediaCo”) and in return, Emmis received $91.5 million in cash, a convertible promissory note payable to Emmis in an amount of $5.0 million and 1,666,667 shares of MediaCo Class A common stock (the “MediaCo Transaction”). These shares constitute all of the issued and outstanding MediaCo Class A common stock and represent in the aggregate an approximately 23.72% equity ownership interest and 3.02% of the outstanding voting interests of MediaCo immediately following the transaction. We expect that, on January 17, 2020, we will make a taxable pro rata distribution of 0.1265 shares of MediaCo Class A common stock for each outstanding share of Emmis’ Class A and Class B common stock at the close of business of January 3, 2020. The $5.0 million convertible promissory note carries interest at a base rate equal to the interest on MediaCo’s senior credit facility (London Interbank Offered Rate with a 2.0% floor plus 7.5%), or if no senior credit facility is outstanding, 6.00%, plus an additional 1.00% on any payment of interest in kind and, without regard to whether MediaCo pays such interest in kind, an additional increase of 1.00% following the second anniversary of the date of issuance and additional increases of 1.00% following each successive anniversary thereafter. The note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis beginning six months after issuance at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The note matures on November 25, 2024. In addition, MediaCo’s net working capital as of the closing date must be reimbursed to Emmis within nine months of the MediaCo Transaction. Emmis has recorded an $8.5 million receivable from MediaCo related to this net working capital. SG Broadcasting LLC, an affiliate of Standard General L.P, a New York-based investment firm that manages event-driven opportunity funds, purchased all of MediaCo’s Class B common stock, representing a 76.28% equity ownership interest. The common stock of MediaCo acquired by Standard General will be entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders will be entitled to one vote per share. Emmis will continue to provide management services to the Stations under a Management Agreement, subject to the direction of the MediaCo board of directors which initially consists of four directors appointed by Standard General and three directors appointed by Emmis. Emmis will receive an annual management fee of $1.25 million, plus reimbursement of certain expenses directly related to the operation of MediaCo’s business. The shares held by Emmis at November 30, 2019, which will be distributed to Emmis’ shareholders in January 2020, constitute an equity investment as discussed in Note 12.

Gross cash proceeds at closing, inclusive of purchase price adjustments, were $91.8 million, $3.5 million of which was used by Emmis to repay Mortgage debt outstanding. Transaction-related expenses were approximately $2.2 million. The remaining cash will be used for general corporate purposes, including capital expenditures, working capital, and potential acquisitions and investments. Upon the closing of the transaction, Emmis deconsolidated these stations, recorded the retained equity investment at fair value, and recognized a gain on sale of $35.6 million.

The Stations have historically been included in our Radio segment. The following table summarizes the operating results of the Stations for all periods presented. In accordance with ASC 205-20-45-6, Emmis has allocated interest on the debt required to be repaid as a result of this disposal transaction to the results of the Stations.

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2018	2019	2018	2019
Net revenues	$11,535	$9,795	$35,046	$35,947
Station operating expenses, excluding depreciation and amortization	7,809	7,678	24,711	25,844
Gain on sale of assets, net of disposition costs	—	35,616	—	35,616
Depreciation and amortization	346	—	930	417
Interest expense	94	47	273	214
Income before taxes	$3,286	$37,686	$9,132	$45,088

KNOWN TRENDS AND UNCERTAINTIES

The U.S. radio industry is a mature industry and its growth rate has stalled. Management believes this is principally the result of two factors: (1) new media, such as various media distributed via the Internet, telecommunication companies and cable interconnects, as well as social networks, have gained advertising share against radio and other traditional media and created a proliferation of advertising inventory, and (2) the fragmentation of the radio audience and time spent listening caused by satellite radio, audio streaming services and podcasts has led some investors and advertisers to conclude that the effectiveness of radio advertising has diminished.

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

The Company has also aggressively worked to harness the power of broadband and mobile media distribution in the development of emerging business opportunities by developing highly interactive websites with content that engages our listeners, streaming our content across a number of platforms, and harnessing the power of digital video on our websites.

The results of our continuing radio operations are heavily dependent on the results of our stations in the Indianapolis market, which account for approximately 60% of our continuing radio net revenues. Market revenues in Indianapolis as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 3.4% for the nine months ended November 30, 2019, as compared to the same period of the prior year. During this period, revenues for our Indianapolis cluster were up 0.4%.

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In that respect, over the past three fiscal years, we have sold radio stations in Terre Haute, Los Angeles and St. Louis, our controlling partnership interest in Austin, and WQHT-FM and WBLS-FM in New York. We have also sold all of our publishing assets, except Indianapolis Monthly. We continue to explore the sale of WLIB-AM in New York and other assets, including land in Indianapolis. With the closing of the sale of our Austin Partnership and WQHT-FM and WBLS-FM, we have begun actively exploring additional businesses to acquire, with the goal of investing the proceeds from these sales into businesses with better growth profiles than we have experienced in recent years in our radio and magazine businesses.

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

FCC Licenses

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses. As of November 30, 2019, we have recorded approximately $68.5 million in FCC licenses, which represents approximately 28% of our total assets.

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

Results of Operations for the Three-Month and Nine-Month Periods Ended November 30, 2019, Compared to November 30, 2018

Net revenues:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$9,202	$9,215	$13	0.1%	$26,341	$25,321	$(1,020)	(3.9)%
Publishing	1,177	1,187	10	0.8%	3,347	3,083	(264)	(7.9)%
All Other	418	335	(83)	(19.9)%	1,195	862	(333)	(27.9)%
Total net revenues	$10,797	$10,737	$(60)	(0.6)%	$30,883	$29,266	$(1,617)	(5.2)%

We entered into LMAs with the buyers of our St. Louis radio stations in the prior year. While we did not recognize any advertising revenues during the period in which the LMAs were in effect through the eventual sale of the stations in April 2018, we did recognize approximately $0.7 million of LMA revenue. Absent this LMA revenue in the prior year, net radio revenues would have been down approximately $0.3 million or 1.2% for the nine months ended November 30, 2019. The decrease in radio revenues for the nine months ended November 30, 2019 is primarily due to declining revenues at WLIB-AM in New York. Our radio stations in the Indianapolis radio market account for approximately 60% of our continuing radio net revenues, and we outperformed the Indianapolis radio market in the three and nine months ended November 30, 2019. Ratings at our Indianapolis radio stations have been strong in recent months, which has enabled us to grow our market share.

We are able to monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the period prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter and syndication arrangements. Miller Kaplan reported gross revenues for the Indianapolis market decreased 3.4% for the nine-month period ended November 30, 2019, as compared to the same period of the prior year. Our gross revenues reported to Miller Kaplan for our Indianapolis market was up 0.4% for the nine-month period ended November 30, 2019, as compared to the same period of the prior year.

Publishing net revenues were up 0.8% and down 7.9% in the three-month and nine-month periods ended November 30, 2019 respectively, due to soft demand for print advertising in the Indianapolis market.

All Other represents the results of Digonex and TagStation. During the quarter ended February 28, 2019, the Company ceased investing in TagStation and dramatically reduced its operations. While our dynamic pricing company, Digonex, is doubling its revenues year-over-year, net revenues for TagStation decreased $0.2 million and $0.8 million, respectively, for the three-month and nine-month periods ended November 30, 2019 as compared to the same periods of the prior year and are expected to be minimal in future periods.

Station operating expenses excluding depreciation and amortization expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation and amortization expense:
Radio	$6,157	$5,941	$(216)	(3.5)%	$18,661	$18,258	$(403)	(2.2)%
Publishing	1,176	1,502	326	27.7%	3,384	3,582	198	5.9%
All Other	3,476	756	(2,720)	(78.3)%	8,449	1,827	(6,622)	(78.4)%
Total station operating expenses excluding depreciation and amortization expense	$10,809	$8,199	$(2,610)	(24.1)%	$30,494	$23,667	$(6,827)	(22.4)%

The decrease in station operating expenses excluding depreciation and amortization expense for our radio division in the nine months ended November 30, 2019, is due to expenses incurred in the prior year associated with our St. Louis stations. Our St. Louis stations were sold in April 2018. Excluding these expenses in the prior year, radio operating expenses excluding depreciation and amortization expense would have been flat in the nine-month period ended November 30, 2019. The reduction in radio expenses in the third quarter resulted from the reclassification of transaction fees associated with the Austin Partnership Transaction and the MediaCo Transaction to the gain on sale shown in discontinued operations, but was partly offset by new expenses associated with the launch of our branded podcast company, Sound That Brands.

Our publishing segment experienced abnormally high healthcare costs in the third quarter, leading to the increase in expense for the three and nine-month periods ended November 30, 2019.

All Other represents the results of Digonex and TagStation. During the quarter ended February 28, 2019, the Company ceased investing in TagStation and dramatically reduced its operations. Station operating expenses excluding depreciation and amortization expense for TagStation decreased $2.9 million and $6.8 million for the three-month and nine-month periods ended November 30, 2019, respectively, as compared to the same period of the prior year and are expected to be minimal in future periods.

Corporate expenses excluding depreciation and amortization expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation and amortization expense	$2,297	$10,437	$8,140	354.4%	$7,607	$15,211	$7,604	100.0%

During the three-month period ended November 30, 2019, the Compensation Committee of the Board of Directors approved discretionary bonuses to executive officers totaling $6.5 million, inclusive of payroll taxes. In addition, the Compensation Committee approved higher director fees for the current fiscal year, totaling $1.6 million (an increase of approximately $1.2 million), and a pro rata portion of this increase was accrued through November 30, 2019. Additionally, a bonus for all remaining corporate employees was approved by management, resulting in an additional $0.3 million of expense. We also incurred higher professional fees in the three months ended November 30, 2019, related to various corporate projects.

Impairment loss:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Impairment loss	$304	$-	$(304)	N/A	$509	$4,022	$3,513	N/A

During the three months ended August 31, 2019, the Company performed an interim impairment analysis of its FCC Licenses. The Company recorded an impairment loss of $4.0 million as a result of the interim impairment analysis, which is reflected in the results of the nine months ended November 30, 2019. During the nine months ended November 30, 2018, the Company recorded an impairment loss of $0.5 million. $0.2 million was due to the carrying value of two radio transmission towers in St. Louis classified as held for sale exceeding the Company’s estimate of their fair value less cost to sell. $0.3 million was due to the Company’s decision to dramatically reduce the scale of operations in TagStation, LLC and NextRadio, LLC resulting in impairment of property and equipment of these businesses.

Depreciation and amortization:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation and amortization:
Radio	$129	$87	$(42)	(32.6)%	$393	$288	$(105)	(26.7)%
Publishing	4	3	(1)	(25.0)%	14	10	(4)	(28.6)%
All Other	212	173	(39)	(18.4)%	661	568	(93)	(14.1)%
Total depreciation and amortization	$345	$263	$(82)	(23.8)%	$1,068	$866	$(202)	(18.9)%

The decrease in depreciation and amortization expense for the three-month and nine-month periods ended November 30, 2019 mostly relates to (i) lower depreciation expense for our radio division as a result of certain radio equipment becoming fully depreciated and (ii) the cessation of depreciation expense related to fixed assets of our TagStation business, included in All Other, following their full impairment during the three-month period ended November 30, 2018.

Gain on sale of assets, net of disposition costs:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Gain on sale of assets, net of disposition costs:
Radio	$235	$—	$(235)	N/A	$(32,148)	$—	$32,148	N/A
Publishing	—	—	—	N/A	331	—	(331)	N/A
All Other	—	—	—	N/A	—	31	31	N/A
Total gain on sale of assets, net of disposition costs	$235	$—	$(235)	N/A	$(31,817)	$31	$31,848	N/A

During the nine-month period ended November 30, 2018, the Company sold its four radio stations in St. Louis for $60.0 million in cash and recognized a $32.4 million gain on the sale of these stations. During the three-month period ended November 30, 2018, the Company revised its cease-use reserve related to its former St. Louis office facility by $0.2 million. See Note 10 of the accompanying condensed consolidated financial statements for more discussion. The loss on sale of publishing assets during the nine-month period ended November 30, 2018 relates to the settlement of our dispute with Hour Media and the related legal fees incurred. The gains related to the Austin Partnership Transaction and MediaCo transaction are recognized in discontinued operations for the nine-month period ended November 30, 2019.

Gain on legal matter

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Gain on legal matter	$-	$(2,153)	$(2,153)	N/A	$-	$(2,153)	$(2,153)	N/A

As discussed in Note 8, during the three months ended November 30, 2019, we received the settlement proceeds from a legal matter and recognized a gain of $2.2 million.

Operating (loss) income:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Operating (loss) income:
Radio	$2,681	$3,187	$506	18.9%	$39,230	$2,753	$(36,477)	(93.0)%
Publishing	(3)	(318)	(315)	N/M	(382)	(509)	(127)	33.2%
All Other	(5,871)	(8,878)	(3,007)	51.2%	(15,826)	(14,622)	1,204	(7.6)%
Total operating (loss) income:	$(3,193)	$(6,009)	$(2,816)	88.2%	$23,022	$(12,378)	$(35,400)	(153.8)%

Radio operating income decreased in the nine-month period ended November 30, 2019 due to the sale of our radio stations in St. Louis in April 2018 and the impairment charge in the three-month period ended August, 31, 2019.

Publishing operating loss increased in both the three and nine-month periods ended November 30, 2019, due to higher healthcare costs.

All other operating loss, which includes corporate expenses, increased in the three-month period ended November 30, 2019 due to the discretionary bonuses paid to executive officers and corporate employees, and increased director fees described above. This was partly offset by a legal matter settled in the third quarter which resulted in a gain of $2.2 million. Additionally, all other also includes the results of NextRadio and TagStation. We ceased operation of these money-losing businesses in the quarter ended November 30, 2018. During the three and nine months ended November 30, 2018, these entities had operating losses of $3.0 million and $6.7 million, respectively, which, along with the gain on legal matter, offsets the increase in corporate expenses in the nine-month period ended November 30, 2019.

Interest expense:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$1,307	$869	$(438)	(33.5)%	$5,206	$3,040	$(2,166)	(41.6)%

Interest expense decreased in the three-month and nine-month periods ended November 30, 2019 mostly due to lower debt outstanding as compared to the same period of the prior year. On April 30, 2018, the Company sold radio stations in St. Louis and repaid approximately $41.5 million of term loans. During the three months ended November 30, 2019 the Company repaid approximately $10 million of Mortgage indebtedness and $3.3 million of Term Loans. The weighted-average interest rate of all debt outstanding was 9.9% and 4.3% at November 30, 2018 and 2019, respectively.

Loss on debt extinguishment:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$-	$510	$510	N/A	$771	$510	$(261)	(33.9)%

In connection with required term loan repayments associated with the sale of our radio stations in St. Louis in the prior year, the Company wrote-off a pro rata portion of the unamortized debt discount outstanding attributable to the retired term loans. During the three months ended November 30, 2019, pursuant to the terms of the Mortgage, Emmis made prepayments of $10 million, utilizing proceeds from the Austin Partnership Transaction and the MediaCo Transaction, recognizing a loss on extinguishment of debt of $0.1 million. The Company also terminated its Revolving Credit Facility, resulting in a loss on extinguishment of debt of $0.4 million. Additionally, the Barrett Term Loan was fully paid off, resulting in a nominal loss on extinguishment of debt.

Provision for income taxes:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Provision for income taxes	$(2,747)	$(950)	$1,797	(65.4)%	$6,213	$(1,533)	$(7,746)	(124.7)%

The Company estimates its effective tax rate for the year, which incorporates the reversal of a portion of the valuation allowance, and applies that rate to pre-tax income for the applicable period. This methodology, along with the effect of permanent differences, such as nondeductible meals and entertainment expenses and nondeductible compensation expense, is responsible for the difference between the effective rate and statutory rate. An allocation of this provision or benefit is applied to continuing operations and discontinued operations using the with and without methodology.

Discontinued operations, net of tax:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Discontinued operations, net of tax	$3,262	$58,921	$55,659	1706.3%	$15,296	$77,213	$61,917	404.8%

The results of operations of our Austin radio stations, as well as WQHT-FM and WBLS-FM in New York, have been classified as discontinued operations. As both the Austin Partnership Transaction and the MediaCo Transaction closed in the three months ended November 30, 2019 the results of discontinued operations include a gain of $37.3 million and $35.6 million relating to the two transactions, respectively.

Consolidated net income:

	For the Three Months Ended November 30,				For the Nine Months Ended November 30,
	2018	2019	$ Change	% Change	2018	2019	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$1,549	$52,604	$51,055	3296.0%	$26,220	$62,965	$36,745	140.1%

Consolidated net income for the nine-month period increased primarily as a result of the gains on sale recognized for the Austin Partnership Transaction and the MediaCo Transaction, offset by the gain on sale of our St. Louis stations in the prior year. Consolidated net income for the three-month period increased mostly due to net income generated by the gains on the current year transactions.

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

At November 30, 2019, we had cash and cash equivalents of $111.3 million and net working capital of $89.5 million. At February 28, 2019, we had cash and cash equivalents of $4.3 million and net working capital of $(27.4) million. The increase in net working capital is largely due to the increase in cash as a result of the Austin Partnership Transaction and the MediaCo Transaction.

Operating Activities

Cash provided by operating activities during the nine months ended November 30, 2018 was $3.1 million versus $4.5 million of cash used in operating activities for the nine months ended November 30, 2019. The increase in cash used in operating activities is due to working capital changes during the period.

Investing Activities

Cash provided by investing activities during the nine months ended November 30, 2018 was $60.0 million versus $129.7 million during the nine months ended November 30, 2019. During the nine-month period ended November 30, 2018, we closed on the sale of four radio stations in St. Louis and received $60.0 million in proceeds. Capital expenditures for the nine-month period ended November 30, 2018, were less than $0.1 million. During the nine-month period ended November 30, 2019, we closed on the Austin Partnership Transaction and the MediaCo Transaction, which generated $40.7 million and $91.8 million of gross cash proceeds, respectively. Capital expenditures for the nine-month period ended November 30, 2019, were less than $0.1 million. We expect capital expenditures related to our continuing operations to be approximately $0.2 million in the current fiscal year, compared to $0.1 million in fiscal 2019. We expect that future requirements for capital expenditures will be limited to capital expenditures incurred during the ordinary course of business. We expect to fund future investing activities with cash on hand and cash generated from operating activities.

Financing Activities

Cash used in financing activities was $59.2 million and $20.2 million for the nine months ended November 30, 2018 and 2019, respectively. During the nine-month period ended November 30, 2018, cash used in financing activities mostly related to net debt repayments of $55.4 million and cash used in discontinued operations of $3.8 million. During the nine-month period ended November 30, 2019, cash used in financing activities mostly related to net debt repayments of $17.6 million, cash used in discontinued operations of $2.2 million and debt-related costs of $0.6 million.

As of November 30, 2019, Emmis had $12.7 million of secured recourse indebtedness under the Mortgage and $52.2 million of non-recourse debt ($42.0 million related to 98.7FM in New York, $6.2 million related to Digonex, and $4.0 million related to NextRadio). As of November 30, 2019, the borrowing rate under our secured recourse indebtedness was 5.5%. The non-recourse debt related to 98.7FM in New York bears interest at 4.1% per annum, the non-recourse debt related to Digonex bears interest at 5.0% per annum, and the non-recourse debt related to NextRadio bears interest at 2.0% per annum.

The debt service requirements of Emmis over the next twelve-month period are expected to be $0.9 million related to our secured indebtedness ($0.2 million of principal repayments and $0.7 million of interest payments) and $9.2 million related to our 98.7FM non-recourse debt ($7.6 million of principal repayments and $1.6 million of interest payments). Digonex non-recourse debt ($6.2 million face amount, $6.1 million carrying amount as of November 30, 2019) is due in December 2020 and NextRadio non-recourse debt is due in December 2021, but the Company does not anticipate that any Company assets will be used to repay this debt. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt. With respect to the Dignoex debt, Emmis Operating Company, as collateral agent for secured creditors, notified Digonex of a default under its notes payable on October 1, 2019, which was not cured by the October 6, 2019 deadline. The debt was accelerated on December 6, 2019, and Emmis Operating Company, as collateral agent for the secured creditors, foreclosed on Digonex on December 31, 2019, taking possession of substantially all of Digonex’s assets. On January 1, 2020, Emmis Operating Company conveyed the foreclosed assets to a new legal entity that is expected to ultimately be owned by the holders of the Digonex secured debt pro rata to their share of the Digonex secured debt. This new legal entity will be controlled by Emmis Operating Company and is expected to continue to operate the underlying business of Digonex, but with a more rational capital structure. The remaining Digonex debt and related accrued interest is expected to be extinguished in connection with a future dissolution of Dignoex Technologies Inc.

On January 8, 2020, Emmis Operating Company and Star Financial entered into an amendment to the Mortgage, whereby Emmis placed $8 million into a restricted cash account with Star to serve as additional collateral for the Mortgage, and Star agreed to remove certain operating covenants included in the Mortgage, including the requirement to maintain a fixed charge coverage ratio of at least 1.10:1.00. Additionally, Emmis Indiana Broadcasting, L.P. was removed as a borrower under the Mortgage. The fees incurred in connection with this amendment were immaterial.

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. However, our Credit Agreement substantially limited our ability to make acquisitions and therefore we terminated this agreement during the three-month period ended November 30, 2019. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so.

Intangibles

As of November 30, 2019, approximately 28% of our total assets consisted of FCC broadcast licenses, the values of which depend significantly upon various factors including, among other things, market revenues, market growth rates and the operational results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor our stations’ compliance with the various regulatory requirements. Historically, all of our FCC licenses have been renewed at or after the end of their respective periods, and we expect that all FCC licenses will continue to be renewed in the future.

Regulatory, Legal and Other Matters

Emmis is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the company, however, there are no legal proceedings pending against the Company that we believe are likely to have a material adverse effect on the Company.

Emmis filed suit against Illinois National Insurance Company (“INIC”) in 2015 related to INIC’s decision to not cover Emmis’ defense costs under Emmis’ directors and officers insurance policy in a lawsuit related to the Company’s preferred stock in which Emmis was the defendant (the “Prior Litigation”). On March 21, 2018, Emmis was granted summary judgment entitling it to coverage of its defense costs in the Prior Litigation. On October 10, 2018, Emmis and INIC agreed that Emmis' damages were $3.5 million. On November 7, 2018, INIC appealed the District Court's summary judgment determination that the insurance policy covers Emmis' defense costs. On July 2, 2019, the United States Court of Appeals for the Seventh Circuit reversed the District Court’s decision. On July 16, 2019, Emmis filed to seek a panel rehearing on the matter. On August 21, 2019, after considering Emmis’ petition for rehearing, the United States Court of Appeals for the Seventh Circuit withdrew its opinion issued on July 2, 2019 and affirmed the District Court’s decision. INIC filed to seek a panel rehearing on the decision, which the Seventh Circuit denied on September 13, 2019. INIC paid the agreed-upon damages plus accrued interest on October 7, 2019 and INIC’s right to seek a review of the decision by the Supreme Court of the United States has expired. We recognized a $2.2 million gain related to this matter during the quarter ended November 30, 2019, which is net of $1.4 million of legal fees.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of November 30, 2019 our Disclosure Controls are effective to provide reasonable assurance that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, during the quarter ended November 30, 2019, we converted our financial management software to a newer, cloud-based system.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended November 30, 2019, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended November 30, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
September 1, 2019 - September 30, 2019	—	$—	—	$—
October 1, 2019 - October 31, 2019	3,280	$4.95	—	$—
November 1, 2019 - November 30, 2019	—	$—	—	$—
	3,280		—

Item 6.    Exhibits

(a)	Exhibits.

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective July 7, 2016		8-K		3.1	7/7/2016
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
10.1	Unsecured Convertible Promissory Note by MediaCo Holding Inc. in favor of Emmis Communications Corporation, dated November 25, 2019.		8-K		10.1	11/25/2019
10.2	Employee Leasing Agreement, between Emmis Operating Company and MediaCo Holding Inc., dated November 25, 2019.#		8-K		10.2	11/25/2019
10.3	Management Agreement, between Emmis Operating Company and MediaCo Holding Inc., dated November 25, 2019.#		8-K		10.3	11/25/2019
10.4	Shared Services Agreement (WLIB), between Emmis Operating Company and MediaCo Holding Inc., dated November 25, 2019.#		8-K		10.4	11/25/2019
10.5	Shared Services Agreement (WEPN), between Emmis Operating Company and MediaCo Holding Inc., dated November 25, 2019.#		8-K		10.5	11/25/2019
10.6	Local Programming and Marketing Agreement between WBLS-WLIB, LLC and MediaCo Holding Inc., dated November 25, 2019.		8-K		10.6	11/25/2019
10.7	Antenna Site Agreement between WBLS-WLIB Tower, LLC and MediaCo Holding Inc., dated November 25, 2019.#		8-K		10.7	11/25/2019
10.8	Amended and Restated Loan Agreement, dated as of January 8, 2020, by and among Emmis Operating Company and Star Financial Bank	X
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

#

Portions of this exhibit, marked by brackets, have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed. The registrant undertakes to promptly provide an unredacted copy of the exhibit on a supplemental basis, if requested by the Commission or its staff.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: January 9, 2020	By:	/s/ RYAN A. HORNADAY
Ryan A. Hornaday
Executive Vice President, Chief Financial Officer and
Treasurer