Form 10-K
period 2020-02-29
EMMIS COMMUNICATIONS CORP
filed 2020-05-14
CIK 783005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

for the Fiscal Year Ended February 29, 2020

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, as of August 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $53,254,000.

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of May 8, 2020, was:

12,156,766         Class A Common Shares, $.01 par value

1,242,366     Class B Common Shares, $.01 par value

          0          Class C Common Shares, $.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Proxy Statement for 2020 Annual Meeting of Shareholders expected to be filed within 120 days	Part III

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

FORM 10-K

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this report to “Emmis,” “the Company,” “we,” “our,” “us,” and similar terms refer to Emmis Communications Corporation and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by our use of words such as “intend,” “plan,” “may,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity” and similar expressions, whether in the negative or affirmative. Such forward-looking statements, which speak only as of the date hereof, are based on managements’ estimates, assumptions and beliefs regarding our future plans, intention and expectations. We cannot guarantee that we will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business, results of operations and financing plans are forward-looking statements.

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

PART I

ITEM 1. BUSINESS.

GENERAL

We are a diversified media company, formed in 1980, principally focused on radio broadcasting. Emmis owns 4 FM and 2 AM radio stations in New York and Indianapolis. One of the FM radio stations that Emmis currently owns in New York is operated pursuant to a Local Marketing Agreement (“LMA”) whereby a third party provides the programming for the station and sells all advertising within that programming. In addition to our radio properties, we also publish Indianapolis Monthly and operate a dynamic pricing business (“Digonex”). In March 2020, we acquired the sound masking business of Lencore Acoustics Corporation for $75.1 million as part of our operating strategy to diversify into businesses that display better growth characteristics than the radio and magazine businesses that have historically comprised substantially all of our operating results.

RECENT DEVELOPMENTS

Delisting of our common stock from Nasdaq

On April 21, 2020, our Board of Directors determined to voluntarily delist the Company’s Class A common stock from The Nasdaq Stock Market LLC (“Nasdaq”). On April 24, 2020, the Company notified Nasdaq of the Board’s determination, issued a press release, posted the press release on our website and filed a Current Report on Form 8-K. On May 4, 2020, the Company filed with the SEC a Form 25 requesting the delisting of its Class A common stock from Nasdaq and the deregistration of its common stock under Section 12(b) of the Exchange Act. The last day of trading in our Class A common stock was May 13, 2020. After delisting, the Company’s Class A common stock may be eligible for quotation on the OTC Markets Group if market makers commit to making a market in the Company’s shares. The Company can provide no assurance that trading in its Class A common stock will continue on the OTC Markets Group or otherwise.

After the effectiveness of the Form 25, the Company intends to file with the SEC, on or about May 14, 2020, a Form 15 requesting the deregistration of its Class A common stock under Section 12(g) of the Exchange Act and the suspension of the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act. Accordingly, we expect that this will be our last Annual Report on Form 10-K.

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

RADIO STATIONS

In the following table, “Market Rank by Revenue” is the ranking of the market revenue size of the principal radio market served by our stations among all radio markets in the United States. Market revenue rankings are from BIA/Kelsey’s Media Access Pro database as of April 13, 2020. “Ranking in Primary Demographic Target” is the ranking of the station within its designated primary demographic target among all radio stations in its market based on the March 2020 Nielsen Audio, Inc. (“Nielsen”) Portable People Meter results. A “t” indicates the station tied with another station for the stated ranking. “Station Audience Share” represents a percentage generally computed by dividing the average number of persons in the primary demographic listening to a particular station during specified time periods by the average number of such persons in the primary demographic for all stations in the market area as determined by Nielsen.

STATION AND MARKET	MARKET RANK BY REVENUE	FORMAT	PRIMARY DEMOGRAPHIC TARGET AGES	RANKING IN PRIMARY DEMOGRAPHIC TARGET	STATION AUDIENCE SHARE
New York, NY1	2
WLIB-AM		Urban Gospel	25-54	36t	0.2
Indianapolis, IN	37
WFNI-AM		Sports Talk	25-54	14t	3.3
WYXB-FM		Soft Adult Contemporary	25-54	1	9.6
WLHK-FM		Country	25-54	2	8.4
WIBC-FM		News/Talk	35-64	5	6.7

[1]

Our second owned station in New York, WEPN-FM, is being operated pursuant to an LMA. Under the terms of the LMA, New York AM Radio LLC, a subsidiary of Disney Enterprises, Inc., provides the programming for the station and sells all advertising within that programming. Emmis continues to own and operate WEPN-FM.

In addition to our other radio broadcasting operations, we own and operate Network Indiana, a radio network that provides news and other programming to approximately 70 affiliated radio stations in Indiana.

ADVERTISING SALES

Our stations derive their advertising revenue from local and regional advertising in the marketplaces in which they operate, as well as from the sale of national advertising. Local and most regional sales are made by a station’s or magazine’s sales staff. National sales are made by firms specializing in such sales, which are compensated on a commission-only basis. We believe that the volume of national advertising revenue tends to adjust to shifts in a station’s audience share position more rapidly than does the volume of local and regional advertising revenue. During the year ended February 29, 2020, approximately 15% of our total advertising revenues were derived from national sales, and 85% were derived from local sales.

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

The National Association of Broadcasters Education Foundation (“NABEF”) has honored us with the Hubbard Award, honoring a broadcaster “for extraordinary involvement in serving the community.” Emmis was the second broadcaster to receive this prestigious honor, after the Hubbard family, for which the award is named. WIBC-FM was nominated for a national Crystal Award from the National Association of Broadcasters for our efforts in the community in 2014 and 2016. Also, our chief executive officer received the 2017 Michael A. Carroll award, a prestigious award given by the Indianapolis Business Journal to a person who has worked to improve the central Indiana community.

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

EMPLOYEES

As of February 29, 2020, Emmis had approximately 234 full-time employees and approximately 178 part-time employees. We lease 65 full time employees and 85 part time employees to MediaCo Holding Inc. under an Employee Leasing Agreement.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Listed below is certain information about the executive officers of Emmis or its affiliates who are not directors or nominees to be directors.

NAME	POSITION	AGE AT FEBRUARY 29, 2020	YEAR FIRST ELECTED OFFICER
J. Scott Enright	Executive Vice President, General Counsel and Secretary	57	1998
Ryan A. Hornaday	Executive Vice President, Chief Financial Officer and Treasurer	46	2006
Gregory T. Loewen	President - Publishing Division and Chief Strategy Officer	48	2007

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

Mr. Loewen was appointed President – Publishing Division and Chief Strategy Officer in March 2010. Mr. Loewen has also served as President of Digonex since our acquisition of a controlling interest in the business. Previously, Mr. Loewen served as Chief Strategy Officer from February 2007 to February 2010. Prior to joining Emmis in February 2007, Mr. Loewen served as Vice President of Digital Media and Strategy for The Toronto Star.

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

LICENSE RENEWAL. Radio stations operate pursuant to broadcast licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon approval by the FCC. The following table sets forth our FCC license expiration dates in addition to the call letters, license classification, antenna elevation above average terrain (for our FM stations only), power and frequency of all owned stations as of April 1, 2020:

Radio Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)
New York, NY	WLIB-AM	New York, NY	1190	June 2022	B	N/A	10 D / 30 N
	WEPN-FM	New York, NY	98.7	June 2022	B	1362	6
Indianapolis, IN	WFNI-AM	Indianapolis, IN	1070	August 2020	B	N/A	50 D / 10 N
	WLHK-FM	Shelbyville, IN	97.1	August 2020	B	732	23
	WIBC-FM	Indianapolis, IN	93.1	August 2020	B	991	13.5
	WYXB-FM	Indianapolis, IN	105.7	August 2020	B	492	50

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

Despite several such reviews and appellate remands, the FCC’s rules limiting the number of radio stations that may be commonly owned in a local market have remained largely intact since their initial adoption following the 1996 Act. The FCC’s previous ownership reviews have been subject to litigation. The most recent court decisions were issued by the United States Court of Appeals for the Third Circuit in September and November 2019 and concerned the FCC’s 2014 review. On April 17, 2020, the FCC and a group of media industry stakeholders (not including Emmis) filed separate petitions for certiorari requesting that the Supreme Court of the United States review the Third Circuit’s decision. The FCC initiated its 2018 quadrennial review in December 2018 and that proceeding remains pending.  We cannot predict whether the appeal or forthcoming review proceeding will result in modifications of the ownership rules or the impact (if any) that such modifications would have on our business.

The discussion below reviews the pertinent ownership rules currently in effect.

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

For purposes of applying these numerical limits, the FCC has also adopted rules with respect to (i) so-called local marketing agreements, or “LMAs,” by which the licensee of one radio station provides programming for another licensee’s radio station in the same market and sells all of the advertising within that programming and (ii) so-called joint sale agreements, or “JSAs,” by which the licensee of one station sells the advertising time on another station in the market. Under these rules, an entity that owns one or more radio stations in a market and programs more than 15% of the broadcast time, or sells more than 15% of the advertising time, on another radio station in the same market pursuant to an LMA or JSA is generally required to count the station toward its media ownership limits even though it does not own the station. As a result, in a market where we own one or more radio stations, we generally cannot provide programming to another station under an LMA, or sell advertising on another station pursuant to a JSA, if we could not acquire that station under the local radio ownership rule. The FCC has, to date, declined to make other types of agreements such as “shared services agreements” (or “SSAs”) and/or “local news service” agreements, attributable, but has adopted a disclosure requirement for SSAs between commercial television stations.

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

In the 2018 quadrennial review order, the FCC is requesting comment on all aspects of the local radio ownership rule, including whether the rule in its current form remains necessary in the public interest.

Cross-Media Ownership:

The newspaper/broadcast cross-ownership rule prohibits an individual or entity from having an attributable interest in either a radio or television station and a daily newspaper located in the same market, subject to certain exceptions and with waivers available in particular cases.

The radio/television cross-ownership rule limits common ownership of television stations and same market radio stations. In general, an individual or entity may hold attributable interests in one television station and up to seven same-market radio stations (or two television stations and up to six same-market radio stations), depending on the number of independently owned radio, television and other specified media “voices” in the market.

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

ALIEN OWNERSHIP. Under the Communications Act, no FCC license may be held by a corporation if more than one-fifth of its capital stock is owned or voted by aliens or their representatives, a foreign government or representative thereof, or an entity organized under the laws of a foreign country (collectively, “Non-U.S. Persons”). Furthermore, the Communications Act provides that no FCC license may be granted to an entity directly or indirectly controlled by another entity of which more than one-fourth of its capital stock is owned or voted by Non-U.S. Persons if the FCC finds that the public interest will be served by the denial of such license. The FCC has adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit in broadcast licensees and has revised the methodology that publicly traded broadcasters must use to assess their compliance with the foreign ownership restrictions. The foregoing restrictions on alien ownership apply in modified form to other types of business organizations, including partnerships and limited liability companies. In addition, an LMA with a foreign owned company is not prohibited as long as the non-foreign holder of the FCC license continues to control and operate the station. Our Second Amended and Restated Articles of Incorporation and Second Amended and Restated Code of By-Laws authorize the Board of Directors to prohibit such restricted alien ownership, voting or transfer of capital stock as would cause Emmis to violate the Communications Act or FCC regulations.

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

Federal law prohibits the broadcast of obscene material at any time and the broadcast of indecent material during specified time periods; these prohibitions are subject to enforcement by the FCC and carry fines of up to more than $400,000 per violation, with a cap exceeding $3.75 million for a continuing violation. The company has received, and may receive in the future, letters of inquiry or other notifications concerning alleged violations of the indecency rules at certain of its stations. We cannot predict the outcome of any indecency complaint proceeding or investigation or the extent or nature of future FCC enforcement actions.

The FCC’s indecency rules have also been the subject of litigation, and are the subject of a pending proceeding regarding how the agency might revise its indecency enforcement policies.

Federal law also imposes sponsorship identification (or “payola”) requirements, which mandate the disclosure of information concerning programming that is paid for by third parties. The company may receive letters of inquiry or other notifications concerning alleged violations of the sponsorship identification rules at certain of its stations. We cannot predict the outcome of any sponsorship identification complaint proceeding or investigation or the extent or nature of future FCC enforcement actions.

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

ADDITIONAL DEVELOPMENTS AND PROPOSED CHANGES. The FCC has adopted rules implementing a low power FM (“LPFM”) service, and approximately 800 such stations are in operation. In November 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently-authorized full-service stations. Congress then passed legislation eliminating certain minimum distance separation requirements between full-power and LPFM stations, thereby reducing the interference protection afforded to FM stations. As required by the legislation, the FCC in January 2012 submitted a report to Congress indicating that the results of a statutorily mandated economic study indicated that, on the whole, LPFM stations do not currently have, and in the future are unlikely to have, a demonstrable economic impact on full-service commercial FM radio stations. The FCC has since modified its rules to permit the processing of additional LPFM applications and to implement the legislative requirements regarding interference protection, and has accepted applications seeking authority to construct or make major changes to LPFM facilities.  Although to date there have been very few, if any, instances of LPFM stations interfering with full-power radio stations, we cannot predict whether any LPFM stations will actually interfere with the coverage of our radio stations in the future.

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

The FCC also previously authorized the launch and operation of a satellite digital audio radio service (“SDARS”) system. The country’s single SDARS operator, Sirius XM, provides nationwide programming service as well as channels that provide local traffic and weather information for major cities.

In addition, the FCC permits terrestrial digital audio broadcasting (“DAB,” also known as high definition radio or “HD Radio®”) by FM stations, and has pending a proceeding to permit digital operations by AM stations.

In order to broadcast musical compositions or to stream them over the Internet, Emmis must pay royalties to copyright owners of musical compositions (typically, songwriters and publishers). These copyright owners often rely on organizations known as performing rights organizations, which negotiate licenses with copyright users for the public performance of their compositions, collect royalties, and distribute them to copyright owners. The three major performing rights organizations, from which Emmis has licenses and to which Emmis pays royalties, are the American Society of Composers, Authors, and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), and SESAC, Inc. These rates are set periodically, are often negotiated by organizations acting on behalf of broadcasters, and may increase in the future. It also is possible that songwriters or publishers may disassociate with these performing rights organizations, or that additional such organizations could emerge in the future. In 2013 a new performing rights organization, named Global Music Rights (“GMR”), was formed. GMR has obtained the rights to certain high-value copyrights and is seeking to negotiate individual licensing agreements with radio stations for songs within its repertoire. GMR and the Radio Music License Committee, Inc. (“RMLC”), which negotiates music licensing fees with performance rights organizations on behalf of many radio stations, have initiated antitrust litigation against one another, which remains pending. The Department of Justice (“DOJ”) is also reviewing consent decrees governing ASCAP and BMI to determine whether those consent decrees should be modified.  If a significant number of musical composition copyright owners withdraw from the established performing rights organizations, if new performing rights organizations form to license compositions that are not already licensed, or if the consent decrees between the DOJ and ASCAP/BMI are materially modified or eliminated, Emmis’ royalty rates or negotiation costs could increase. Emmis’ royalty rates or negotiation costs could also change as a result of GMR/RMLC litigation or the resolution of the full-work licensing issue.

In order to stream music over the Internet, Emmis must also obtain licenses and pay royalties to the owners of copyrights in sound recordings (typically, artists and record companies). These royalties are in addition to royalties for Internet streaming that must also be paid to performance rights organizations. The Copyright Royalty Board (“CRB”) recently completed its proceeding to set rates for the 2016-2020 license period. The CRB set a rate during this period for performances by non-subscription noninteractive services of 0.17 cent per listener per song, and a rate for noninteractive subscription services of 0.22 cent per listener per song, both of which are subject to changes that mirror changes in the Consumer Price Index. The CRB’s 2016-2020 rates represent a decrease from the 2015 CRB rates applicable to broadcasters and other webcasters.  A proceeding to establish the rates for 2021-2025 began in 2019.

In addition, lawsuits have been filed under various state laws challenging the right of digital audio transmission services and broadcasters to publicly perform or reproduce sound recordings fixed prior to February 15, 1972 (“pre-1972 sound recordings”) without a license. Federal legislation signed into law in October 2018 applies a statutory licensing regime to pre-1972 sound recordings similar to that which governs post-1972 sound recordings. Among other things, the new law extends remedies for copyright infringement to owners of pre-1972 sound recordings when recordings are used without authorization. The public performance right that the new law creates for pre-1972 recordings streamed online may increase our licensing costs.

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

Congress and the FCC also have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of additional matters that could, directly or indirectly, affect the operation, ownership and profitability of our broadcast stations, result in the loss of audience share and advertising revenues for our broadcast stations and/or affect our ability to acquire additional broadcast stations or finance such acquisitions. Such matters include, but are not limited to:

•	proposals to impose spectrum use or other fees on FCC licensees;
•	proposals to repeal or modify some or all of the FCC’s multiple ownership rules and/or policies;
•	proposals to impose requirements intended to promote broadcasters’ service to their local communities;
•	proposals to change rules relating to political broadcasting;
•	technical and frequency allocation matters;
•	AM stereo broadcasting;
•	proposals to modify service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;
•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;
•	proposals to tighten safety guidelines relating to radio frequency radiation exposure;
•	proposals permitting FM stations to accept formerly impermissible interference;
•	proposals to reinstate holding periods for licenses;

•	changes to broadcast technical requirements related to the implementation of SDARS;
•	proposals to modify broadcasters’ public interest obligations;
•	proposals to limit the tax deductibility of advertising expenses by advertisers; and
•	proposals to regulate violence and hate speech in broadcasts.

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

ITEM 1A. RISK FACTORS.

The risk factors listed below, in addition to those set forth elsewhere in this report, could affect the business and future results of the Company. Additional risks and uncertainties that are not currently known to the Company or that are not currently believed by the Company to be material may also harm the Company’s business, financial condition and results of operations.

Risks Related to our Business

Our results of operations could be negatively impacted by weak economic conditions and instability in financial markets.

We believe that advertising is a discretionary business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, a downturn in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. For example, the significant decline in the United States economy caused by the response to the novel coronavirus disease 2019 (COVID-19) outbreak, has led to a material decline in our advertising revenues in recent months. The longer-term impact to advertising revenues of these preventative measures against COVID-19 is currently unknown.

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

Radio revenues in the markets in which we operate have lagged the growth of the general United States economy. Indianapolis market revenues, as measured by the accounting firm Miller Kaplan Arase LLP (“Miller Kaplan”), during the years ended February 2019 and 2020 were down 2.7%, and down 2.6%, respectively. During this same period, the U.S. Bureau of Economic Analysis reports that U.S. real gross domestic product growth has been approximately 2% to 3% each year. Our results of operations could be negatively impacted if radio revenue performance in the markets in which we operate continues to lag general United States economic growth.

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

Our radio operations are heavily concentrated in the Indianapolis market.

Our radio operations in Indianapolis account for approximately 60% of our continuing radio revenues in fiscal 2020. Our results from operations can be materially affected by decreased ratings for our stations in Indianapolis, which could result in revenue declines for us in that market.

Our radio operations lack the scale of some of our competitors.

We currently own two stations in New York, one of which is being programmed by another broadcaster under the terms of an LMA, and four stations in Indianapolis. Some of our competitors have larger clusters of radio stations. Our competitors may be able to leverage their market share to extract a greater percentage of available advertising revenues in these markets and may be able to realize operating efficiencies by programming multiple stations in these markets.

Our operations have been adversely affected by the response to COVID-19 and may be affected by future pandemics.

Our operations have been adversely affected by the response to the COVID-19 outbreak, with many advertisers cancelling their orders and an overall reduction in new advertising orders. In addition, some of our advertisers may not pay us timely, or at all, for the advertisements we have aired and billed to them due to the economic impact the COVID-19 outbreak has had on their businesses. If economic activity continues to contract as a result of the COVID-19 pandemic, or if there is a similar reaction to any future pandemic, our financial results will be negatively affected. Furthermore, we hold broadcasting rights to a number of events in which large numbers of people are in close proximity (e.g., the Indianapolis 500, Indiana Pacers games and Indianapolis Colts games).  If these events are cancelled due to contagion risk, it could have an adverse effect on our financial results.

Future operation of our business may require significant additional capital.

The continued development, growth and operation of our businesses may require substantial capital. In particular, our dynamic pricing business, Digonex, is not currently profitable and needs additional capital to fund its operations. Furthermore, any future acquisitions may require large amounts of capital. We intend to fund our growth, including Digonex and acquisitions, if any, with cash generated from operations and asset sales, and proceeds from future issuances of debt and equity, either public or private. Our ability to raise additional debt or equity financing is subject to market conditions, our financial condition and other factors. If we cannot obtain financing on acceptable terms when needed, our results of operations, ability to fund Digonex or complete acquisitions, and financial condition could be adversely impacted.

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

The radio broadcasting industry is subject to rapid technological changes, evolving industry standards and the emergence of competition from new technologies and services. We cannot assure that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various media technologies and services that have been developed or introduced include:

•	satellite-delivered digital audio radio service, which has resulted in subscriber-based satellite radio services with numerous niche formats;

•	audio programming by cable systems, direct-broadcast satellite systems, Internet content providers and other digital audio broadcast formats, including podcasts;

•	personal digital audio devices

•	D Radio®, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low-power FM radio, which could result in additional FM radio broadcast outlets, including additional low-power FM radio signals authorized in December 2010 under the Local Community Radio Act.

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

Impairment losses related to our intangible assets have reduced our earnings and could reduce our earnings in the future.

We have reported significant net losses in our consolidated statement of operations in the past as a result of recording noncash impairment charges, mostly related to FCC licenses and goodwill. During the years ended February 28 (29), 2019 and 2020, we incurred impairment losses, principally related to our FCC licenses, of $0.9 million, and $6.5 million, respectively. As of February 29, 2020, our FCC licenses comprise 30% of our total assets. If events occur or circumstances change, or even if radio valuations trend downward, the fair value of our FCC licenses might fall below the amount reflected on our balance sheet, and we may be required to recognize impairment charges, which may be material, in future periods.

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

Our operating results have been and may again be adversely affected by acts of war, a global health crisis, terrorism, and natural catastrophes.

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

For example, after the September 11, 2001 terrorist attacks, we decided that the public interest would be best served by the presentation of continuous commercial-free coverage of the unfolding events on our stations. This temporary policy had a material adverse effect on our advertising revenues and operating results for the month of September 2001. Future events like those of September 11, 2001, or the evolving COVID-19 situation, may cause us to adopt similar policies, which could have a material adverse effect on our advertising revenues and operating results.

Additionally, the attacks on the World Trade Center on September 11, 2001 resulted in the destruction of the transmitter facilities that were located there. Although we had no transmitter facilities located at the World Trade Center, broadcasters that had facilities located in the destroyed buildings experienced temporary disruptions in their ability to broadcast. Future terrorist attacks or other disasters could cause similar disruptions in our broadcasts in the areas affected. If these disruptions occur, we may not be able to locate adequate replacement facilities in a cost-effective or timely manner or at all. Failure to remedy disruptions caused by terrorist attacks or other disasters and any resulting degradation in signal coverage could have a material adverse effect on our business and results of operations.

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

In February 2016, the Financial Accounting Standards Board released Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

As of February 29, 2020, we had operating lease commitments of approximately $13.7 million. These leases are classified as operating leases and disclosed in Note 9 to our accompanying consolidated financial statements. Upon adoption of ASU 2016-02, the Company recognized all operating leases as assets (the right to use the leased property) and liabilities (the present value of future lease payments). The assets and liabilities recognized upon adoption of ASU 2016-02 were $28.8 million. A number of these leases were part of dispositions completed during fiscal 2020.

Our business is dependent upon the proper functioning of our internal business processes and information systems, and modification or interruption of such systems may disrupt our business, processes and internal controls.

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

Because of our holding company structure, we depend on our subsidiaries for cash flow, and our access to this cash flow may be restricted from time to time.

We operate as a holding company. All of our radio stations and other assets are currently owned and operated by our subsidiaries. Emmis Operating Company (“EOC”), our wholly-owned subsidiary, is the borrower under our mortgage debt. EOC has historically been the borrower of our secured indebtedness and may incur additional secured indebtedness in the future. All of our station and other operating subsidiaries and FCC license subsidiaries are subsidiaries of EOC. Further, we may guarantee EOC’s obligations under any secured indebtedness and a significant portion of EOC’s assets may be pledged as collateral under any secured indebtedness. As a holding company, our only source of cash to pay our obligations, including corporate overhead expenses, is cash distributed from our subsidiaries. We currently expect that the majority of the net earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including servicing their debt obligations. Even if our subsidiaries elect to make distributions to us, we cannot be assured that applicable state law and contractual restrictions, including covenants contained in our secured indebtedness, would permit such dividends or distributions.

Risks Related to our Indebtedness:

Our substantial indebtedness could adversely affect our financial health.

We have a significant amount of indebtedness. At May 4, 2020, our total indebtedness was $54.9 million, consisting of $12.6 million under our mortgage debt, $38.3 million of 98.7FM nonrecourse debt, and $4.0 million of other nonrecourse debt. The Company expects that proceeds from the LMA in New York with a subsidiary of Disney will be sufficient to pay all debt service related to the 98.7FM nonrecourse debt. Our substantial indebtedness could have important consequences to investors. For example, it could:

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

•	result in higher interest expense in the event of increases in interest rates because some of our debt, albeit nonrecourse to Emmis, is at variable rates of interest;
•	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
•	place us at a competitive disadvantage compared to some of our competitors that have less debt; and
•	limit, along with any restrictive covenants in our debt agreements, our ability to borrow additional funds or make acquisitions.

If we cannot continue to comply with the financial covenants in our debt instruments, or obtain waivers or other relief from our lenders, we may default, which could result in loss of our sources of liquidity and acceleration of our indebtedness.

We have a substantial amount of indebtedness, and the instruments governing such indebtedness contain restrictive financial covenants. While the restrictive financial covenants related to our mortgage debt are currently not applicable since we deposited $8.0 million with the lender, under certain conditions those funds may be returned to us and the restrictive financial covenants would again apply. Our ability to comply with the covenants in our debt instruments, if applicable, will depend upon our future performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. We may not be able to maintain compliance with all of these covenants. In that event, we would need to seek an amendment to our debt instruments, or would need to refinance our debt instruments. There can be no assurance that we can obtain future amendments or waivers of our debt instruments, or refinance our debt instruments and, even if so, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future. In the event that we do not maintain compliance with the covenants under our debt instruments, the lenders could declare an event of default, subject to applicable notice and cure provisions, resulting in a material adverse impact on our financial position. If the lenders declare amounts outstanding to be immediately due and payable and we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders accelerate the repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of our debt instruments, and we cannot be assured that sufficient assets will remain for us to continue our business operations after we have paid all of the borrowings under our debt instruments. Our ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.

Our 98.7FM debt is not subject to these risks to the same degree as the debt under our mortgage, as certain rights and payments under the 98.7FM LMA have been assigned to the holder of the 98.7FM debt, the 98.7FM debt is generally nonrecourse to the rest of Emmis, and the LMA payments have been guaranteed by Disney Enterprises, Inc. Furthermore, our $4.0 million of other nonrecourse debt is also not subject to these risks to the same degree as the debt under our mortgage, as this debt is solely recourse to entities that no longer have any operating activity.

The terms of our indebtedness and the indebtedness of our direct and indirect subsidiaries may restrict our current and future operations, particularly our ability to respond to changes in market conditions or to take some actions.

Our debt instruments have historically imposed significant operating and financial restrictions on us. These restrictions may significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, enter into asset purchase or sale transactions, merge or consolidate with another company, dispose of our assets or make certain payments or investments.

These restrictions may limit our ability to grow our business through acquisitions and could limit our ability to respond to market conditions or meet extraordinary capital needs. They also may restrict our corporate activities in other ways. These restrictions could adversely affect our ability to finance our future operations or capital needs.

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

As of May 8, 2020, our Chairman of the Board of Directors and Chief Executive Officer, Jeffrey H. Smulyan, beneficially owned shares representing approximately 51% of the outstanding combined voting power of all classes of our common stock, as calculated pursuant to Rule 13d-3 of the Exchange Act. He therefore is in a position to exercise substantial influence over the outcome of most matters submitted to a vote of our shareholders, including the election of a majority of our directors.

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

Our Class A common stock is no longer traded on Nasdaq; no assurance can be given of future trading markets.

Effective May 14, 2020, our Class A common stock was delisted from the Nasdaq Stock Market.  The Company’s Class A Common Stock may be eligible for quotation on the OTC Markets Group if market makers commit to making a market in the Company’s shares.  However, the Company can provide no assurance that trading in its Class A Common Stock will continue on the OTC Markets Group or otherwise.

Our Class A common stock is no longer expected to be registered under the Exchange Act.

Shortly after we file this Annual Report on Form 10-K, we intend to file a Form 15 with the SEC, at which time we anticipate that our obligations to file periodic reports under the Exchange Act, including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, will be suspended, and that all requirements associated with being an Exchange Act-registered company will cease 90 days thereafter.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space, although we do own some of our facilities. Most of our studio and office space leases contain lease terms with expiration dates of five to fifteen years. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We own several of our main transmitter/antenna sites and lease the remainder of our transmitter/antenna sites with lease terms that generally range from five to twenty years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station’s FCC license. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required. We have approximately $13.7 million in aggregate minimum rental commitments under real estate leases. Many of these leases contain escalation clauses such as defined contractual increases or cost-of-living adjustments.

Our principal executive offices are located at 40 Monument Circle, Suite 700, Indianapolis, Indiana 46204, in approximately 115,000 square feet of owned office space which is shared by our Indianapolis radio stations, our Indianapolis Monthly publication, and Digonex. This property is subject to a mortgage.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION FOR OUR COMMON STOCK

Emmis’ Class A common stock is quoted on the Nasdaq Global Select Market under the symbol EMMS. There is no established public trading market for Emmis’ Class B common stock or Class C common stock.

On April 21, 2020, our Board of Directors determined to voluntarily delist the Company’s Class A common stock from The Nasdaq Stock Market LLC (“Nasdaq”). On April 24, 2020, the Company notified Nasdaq of the Board’s determination, issued a press release, posted the press release on our website and filed a Current Report on Form 8-K.  On May 4, 2020, the Company filed with the SEC a Form 25 requesting the delisting of its Class A common stock from Nasdaq and the deregistration of its common stock under Section 12(b) of the Exchange Act.  The last day of trading in our Class A common stock was May 13, 2020.  After delisting, the Company’s Class A common stock may be eligible for quotation on the OTC Markets Group if market makers commit to making a market in the Company’s shares.  The Company can provide no assurance that trading in its Class A common stock will continue on the OTC Markets Group or otherwise.

After the effectiveness of the Form 25, the Company intends to file with the SEC, on or about May 14, 2020, a Form 15 requesting the deregistration of its Class A common stock under Section 12(g) of the Exchange Act and the suspension of the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act. Accordingly, we expect that this will be our last Annual Report on Form 10-K.

HOLDERS

At May 1, 2020, there were 266 holders of record of the Class A common stock, and there was one holder of the Class B common stock.

DIVIDENDS

Emmis currently intends to retain future earnings for use in its business and has no plans to pay any dividends on shares of its common stock in the foreseeable future.

SHARE REPURCHASES

During the three-month period ended February 29, 2020, there was withholding of shares of common stock upon vesting of restricted stock to cover withholding tax obligations. The following table provides information on our repurchases during the three months ended February 29, 2020:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in 000’s)
Class A Common Stock
December 1, 2019 - December 31, 2019	—	$—	—	$—
January 1, 2020 - January 31, 2020	—	$—	—	$—
February 1, 2020 - February 29, 2020	1,371	$3.61	—	$—
	1,371		—

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion pertains to Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “Emmis” or the “Company”).

We principally own and operate radio properties located in the United States. Our revenues are mostly affected by the advertising rates our entities charge, as advertising sales represent more than one-half of our consolidated revenues. These rates are in large part based on our entities’ ability to attract audiences/subscribers in demographic groups targeted by their advertisers. The Nielsen Company generally measures radio station ratings weekly for markets measured by the Portable People Meter™, which includes all of our radio stations. Because audience ratings in a station’s local market are critical to the station’s financial success, our strategy is to use market research, advertising and promotion to attract and retain audiences in each station’s chosen demographic target group.

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

The following table summarizes the sources of our revenues for the years ended February 28 (29), 2019 and 2020. The category “Nontraditional” principally consists of ticket sales and sponsorships of events our stations and magazines conduct in their local markets. The category “Other” includes, among other items, revenues related to Digonex business, network revenues and barter. We sold our four radio stations in St. Louis on April 30, 2018. The St. Louis radio stations were being operated pursuant to local marketing agreements from March 1, 2018 through their sale. The Company received $0.7 million of fees related to this arrangement which are included in “LMA Fees” below. The table below excludes the results of our stations in Austin, as well as WQHT-FM and WBLS-FM in New York, which were sold in the quarter ended November 30, 2019 and their historical results have been classified as discontinued operations. See Note 1 to the accompanying consolidated financial statements for more discussion of our discontinued operations.

	Years Ended February 28 (29),
	2019	% of Total	2020	% of Total
Net revenues:
Local	$15,517	38.9%	$15,224	38.3%
National	2,059	5.2%	2,753	6.9%
Political	1,035	2.6%	219	0.6%
Publication Sales	384	1.0%	368	0.9%
Non Traditional	3,255	8.2%	3,329	8.4%
Digital	2,087	5.2%	2,449	6.2%
LMA Fees	11,050	27.7%	10,331	26.0%
Other	4,504	11.2%	5,037	12.7%
Total net revenues	$39,891		$39,710

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

SIGNIFICANT TRANSACTIONS

The transactions described below impact the comparability of operating results for the two-year period ended February 29, 2020.

Sale of Austin Partnership

On October 1, 2019, a subsidiary of Emmis sold its 50.1% ownership interest in Emmis Austin Radio Broadcasting Company, L.P. (the “Austin Partnership”) to our minority partner, Sinclair Telecable, Inc., for $39.3 million (the “Austin Partnership Transaction”). Emmis recognized a gain on sale of $37.3 million. Gross cash proceeds, inclusive of purchase price adjustments, were approximately $40.7 million. Transaction-related expenses were approximately $0.7 million. $9.9 million of these proceeds were used to repay debt outstanding, with the balance held for general corporate purposes, including capital expenditures, working capital, and potential acquisitions and investments.

The Austin Partnership has historically been included in our Radio segment. The following table summarizes the operating results of the Austin Partnership for all periods presented. In accordance with ASC 205-20-45-6, Emmis has allocated interest on the debt required to be repaid as a result of this disposal transaction to the results of the Austin Partnership.

	For the year ended February 28 (29),
	2019	2020
Net revenues	$31,149	$19,539
Station operating expenses, excluding depreciation and amortization	20,772	13,428
Gain on sale of assets, net of disposition costs	—	(37,275)
Depreciation and amortization	504	120
Operating income	9,873	43,266
Interest expense	622	311
Income before taxes	$9,251	$42,955

Sale of WBLS-FM and WQHT-FM

On November 25, 2019, Emmis contributed the assets and liabilities of WBLS-FM and WQHT-FM to MediaCo Holding Inc., an Indiana corporation (“MediaCo”) and in return, Emmis received $91.5 million in cash, a convertible promissory note payable to Emmis in an amount of $5.0 million and 1,666,667 shares of MediaCo Class A common stock (the “MediaCo Transaction”). These shares constituted all of the issued and outstanding MediaCo Class A common stock and represented in the aggregate an approximately 23.72% equity ownership interest and 3.02% of the outstanding voting interests of MediaCo immediately following the transaction. On January 17, 2020, we made a taxable pro rata distribution of 0.1265 shares of MediaCo Class A common stock for each outstanding share of Emmis’ Class A and Class B common stock at the close of business on January 3, 2020. The $5.0 million convertible promissory note carries interest at a base rate equal to the interest on MediaCo’s senior credit facility (currently London Interbank Offered Rate with a 2.0% floor plus 7.5%), or if no senior credit facility is outstanding, 6.00%, plus an additional 1.00% on any payment of interest in kind and, without regard to whether MediaCo pays such interest in kind, an additional increase of 1.00% following the second anniversary of the date of issuance and additional increases of 1.00% following each successive anniversary thereafter. The note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis beginning six months after issuance at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The note matures on November 25, 2024. In addition, MediaCo’s net working capital as of the closing date must be reimbursed to Emmis within nine months of the MediaCo Transaction. As of February 29, 2020, Emmis has recorded a $6.5 million receivable from MediaCo related to this net working capital. SG Broadcasting LLC, an affiliate of Standard General L.P, a New York-based investment firm that manages event-driven opportunity funds, purchased all of MediaCo’s Class B common stock, representing a 76.28% equity ownership interest. The common stock of MediaCo acquired by Standard General is entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders is entitled to one vote per share. Emmis will continue to provide management services to the stations under a Management Agreement, subject to the direction of the MediaCo board of directors which initially consists of four directors appointed by Standard General and three directors appointed by Emmis. Emmis will receive an annual management fee of $1.25 million, plus reimbursement of certain expenses directly related to the operation of MediaCo’s business. The employees of WQHT-FM and WBLS-FM remain employees of Emmis, and are being leased to MediaCo.

Gross cash proceeds at closing, inclusive of purchase price adjustments, were $91.8 million, $3.5 million of which was used by Emmis to repay Mortgage debt outstanding. Transaction-related expenses were approximately $2.2 million. The remaining cash will be used for general corporate purposes, including capital expenditures, working capital, and acquisitions and investments, including the acquisition of a sound masking business in March 2020 for $75.1 million. Upon the closing of the transaction, Emmis deconsolidated these stations, recorded the retained equity investment at fair value, and recognized a gain on sale of $35.6 million.

These stations have historically been included in our Radio segment. The following table summarizes the operating results of the stations for all periods presented. In accordance with ASC 205-20-45-6, Emmis has allocated interest on the debt required to be repaid as a result of this disposal transaction to the results of the stations.

	For the year ended February 28 (29),
	2019	2020
Net revenues	$43,091	$35,828
Station operating expenses, excluding depreciation and amortization	30,949	25,831
Gain on sale of assets, net of disposition costs	—	(35,665)
Depreciation and amortization	1,318	417
Operating income	10,824	45,245
Interest expense	329	194
Income before taxes	$10,495	$45,051

Digonex

Emmis Operating Company, as collateral agent for secured creditors, notified Digonex Technologies, Inc. of a default under its notes payable on October 1, 2019, which was not cured by the October 6, 2019 deadline. The debt was accelerated on December 6, 2019, and Emmis Operating Company, as collateral agent for the secured creditors, foreclosed on Digonex Technologies, Inc. on December 31, 2019, taking possession of substantially all of its assets. On January 1, 2020, Emmis Operating Company conveyed the foreclosed assets to a new legal entity, Emmis Dynamic Pricing, LLC that is owned by the holders of the Digonex Technologies, Inc. secured debt pro rata to their share of the Digonex Technologies, Inc. secured debt. The transfer of assets from Digonex Technologies, Inc. to Emmis Dynamic Pricing, LLC was a transfer between entities under common control and so the assets were transferred at carryover basis. Emmis Operating Company owns approximately 90% of Emmis Dynamic Pricing, LLC and therefore controls the entity. Emmis Dynamic Pricing, LLC does business under the name Digonex and continues to operate the underlying business of Digonex, but with a simpler capital structure. Up until this event, Emmis owned rights that were convertible into approximately 84% of Digonex Technologies, Inc.’s common equity. Subsequent to the transfer of assets from Digonex Technologies, Inc. to Emmis Dynamic Pricing, LLC, Emmis relinquished control of Digonex Technologies, Inc. and deconsolidated the entity, recognizing a loss on the deconsolidation, and eliminating the related noncontrolling interests. Emmis is converting the business of Digonex from a calendar year end to its fiscal year end. To accomplish this, the fourth quarter of the year ended February 29, 2020 includes five months of results of the business of Digonex (October 2019 to February 2020).

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

	For the year ended February 28 (29),
	2019	2020
Net revenues	$711	$—
Station operating expenses, excluding depreciation and amortization expense	505	—
Gain on sale of radio assets, net of disposition costs	(32,148)	—
Operating income	32,354	—
Interest expense	592	—
Income before income taxes	$31,762	$—

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

The results of our radio operations are heavily dependent on the results of our stations in the Indianapolis market, which account for approximately 60% of our continuing radio net revenues. Market revenues in Indianapolis as measured by Miller Kaplan Arase LLP (“Miller Kaplan”), an independent public accounting firm used by the radio industry to compile revenue information, were down 2.6% for the twelve months ended February 29, 2020, as compared to the same period of the prior year. During this period, revenues for our Indianapolis cluster were up 3.4%. Ratings at our Indianapolis radio stations have been strong in recent months, which has enabled us to grow our market share and overcome declines earlier in the fiscal year.

As part of our business strategy, we continually evaluate potential acquisitions of businesses that we believe hold promise for long-term appreciation in value and leverage our strengths. Accordingly, in March 2020, we acquired the sound masking business of Lencore Acoustics Corporation for $75.1 million in cash. We also regularly review our portfolio of assets and may opportunistically dispose of assets when we believe it is appropriate to do so. In that respect, over the past two fiscal years we have sold radio stations in St. Louis, our 50.1% controlling interest in our Austin radio stations as well as WQHT-FM and WBLS-FM in New York. We continue to explore the sale of WLIB-AM in New York and other assets, including land in Indianapolis.

The Company has been actively monitoring the COVID-19 situation and its impact globally, as well as domestically and in the markets we serve. Our priority has been the safety of our employees, as well as the informational needs of the communities that we serve. Through the first few months of calendar 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. In an effort to mitigate the continued spread of COVID-19, many federal, state and local governments have mandated various restrictions, including travel restrictions, restrictions on non-essential businesses and services, restrictions on public gatherings and quarantining of people who may have been exposed to the virus. These restrictions, in turn, caused the United States economy to decline and businesses to cancel or reduce amounts spent on advertising, negatively impacting our advertising-based businesses. Furthermore, some of our advertisers have seen a material decline in their businesses and may not be able to pay amounts owed to us when they come due. If the spread of COVID-19 continues, or is suppressed but later reemerges, and public and private entities continue to implement restrictive measures, we expect that our results of operations, financial condition and cash flows will continue to be negatively affected, the extent to which is difficult to estimate at this time.

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

FCC Licenses and Goodwill

We have made acquisitions in the past for which a significant amount of the purchase price was allocated to FCC licenses and goodwill assets. As of February 29, 2020, we have recorded approximately $66.5 million in FCC licenses, which represents approximately 30% of our total assets.

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

We do not amortize indefinite-lived intangible assets, but rather test for impairment at least annually or more frequently if events or circumstances indicate that an asset may be impaired. When evaluating our radio broadcasting licenses for impairment, the testing is performed at the unit of accounting level as determined by Accounting Standards Codification (“ASC”) Topic 350-30-35. In our case, radio stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under a Local Marketing Agreement by another broadcaster.

We complete our annual impairment tests on December 1 of each year and perform additional interim impairment testing whenever triggering events suggest such testing is warranted.

Valuation of Indefinite-lived Broadcasting Licenses

Fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company considered both income and market valuation methods when it performed its impairment tests. Under the income method, the Company projects cash flows that would be generated by each of its units of accounting assuming the unit of accounting was commencing operations in its respective market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. The projections incorporated into our license valuations take current economic conditions into consideration. Under the market method, the Company uses recent sales of comparable radio stations for which the sales value appeared to be concentrated entirely in the value of the license, to arrive at an indication of fair value.

Below are some of the key assumptions used in our income method annual impairment assessments. In recent years, we have reduced long-term growth rates in the markets in which we operate based on recent industry trends and our expectations for the markets going forward.

	December 1, 2018	December 1, 2019
Discount Rate	11.9% - 12.3%	11.9% - 12.4%
Long-term Revenue Growth Rate	0.3% - 1.0%	(0.6%)
Mature Market Share	12.9% - 30.2%	0.5% - 20.6%
Operating Profit Margin	26.0% - 38.0%	24.3% - 31.4%

The Company recorded impairment charges related to FCC licenses in each of the past two years. Impairment charges recognized as part of our December 1, 2018 and 2019 annual testing were $0.3 million and $2.1 million, respectively. These impairments were mostly related to declining market revenues combined with lowered expectations for future long-term revenue growth rates as noted in the table above. In addition, in connection with an interim impairment review during the year ended February 29, 2020, the Company concluded the carrying value of certain FCC licenses exceeded their fair value by $4.0 million, and recorded an impairment charge in this amount.

Sensitivity Analysis

Based on the results of our December 1, 2019 annual impairment assessment, the carrying value of our broadcasting licenses was approximately $68.6 million, which exceeded the $66.5 million fair value by $2.1 million. Impairment expense $2.1 million was recognized in the fourth quarter of the year ended February 29, 2020 to reflect this. Should our estimates or assumptions worsen, or should negative events or circumstances occur in the units that have limited fair value cushion, additional license impairments may be needed.

	Radio Broadcasting Licenses
	As of December 1, 2019
	(Amounts in thousands)
Unit of Accounting	Carrying Value	Fair Value	Percentage by which fair value exceeds carrying value
WLIB-AM (New York)	6,657	6,686	0.4%
98.7FM (New York)	44,313	44,313	0.0%
Indianapolis Cluster	15,493	15,514	0.1%
Total	66,463	66,513	0.1%

If we were to assume a 100 basis point change in any of our three key assumptions (a reduction in the long-term revenue growth rate, a reduction in local commercial share or an increase in the discount rate) used to determine the fair value of our broadcasting licenses on December 1, 2019, the resulting impairment charge would have been $9.9 million, $16.2 million and $5.6 million, respectively.

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

Insurance Claims and Loss Reserves

The Company is self-insured for most healthcare claims, subject to stop-loss limits. Claims incurred but not reported are recorded based on historical experience and industry trends, and accruals are adjusted when warranted by changes in facts and circumstances. The Company had $0.2 million accrued for employee healthcare claims as of February 28 (29), 2019 and 2020, respectively. The Company also maintains large deductible programs (ranging from $100 thousand to $250 thousand per occurrence) for workers’ compensation, employment liability, automotive liability and media liability claims.

YEAR ENDED FEBRUARY 28, 2019 COMPARED TO YEAR ENDED FEBRUARY 29, 2020

Net revenues:

	For the years ended February 28 (29),
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Net revenues:
Radio	$33,778	$33,462	$(316)	(0.9)%
Publishing	4,678	4,407	(271)	(5.8)%
All Other	1,435	1,841	406	28.3%
Total net revenues	$39,891	$39,710	$(181)	(0.5)%

Radio revenues were down as the prior year included $0.7 million of St. Louis LMA fee revenues that were nonrecurring this year. Ratings at our Indianapolis radio stations have been strong in recent months, which has enabled us to grow our market share and overcome declines earlier in the fiscal year. This growth has been partially offset by revenue declines at our AM station in New York, WLIB-AM.

We are able to monitor the performance of our stations against the aggregate performance of the markets in which we operate based on reports for the periods prepared by Miller Kaplan. Miller Kaplan reports are generally prepared on a gross revenues basis and exclude revenues from barter arrangements. Miller Kaplan reported gross revenues for the Indianapolis market decreased 2.6% for the year ended February 29, 2020, as compared to the prior year. Our gross revenues reported to Miller Kaplan for our Indianapolis market were up 3.4% for the year ended February 29, 2020, as compared to the prior year.

Publishing net revenues were down as our lone remaining magazine, Indianapolis Monthly, faces a challenging market place for print advertising.

All Other consists of Digonex and our now-shuttered NextRadio and TagStation businesses, as well as the management fee we receive relating to MediaCo. Our dynamic pricing business, Digonex, doubled its revenues year-over-year. Emmis acquired majority control of the common equity of the entity that currently owns the Digonex business, Emmis Dynamic Pricing, LLC, during the fourth quarter of the year ended February 29, 2020, and converted the business of Digonex from a calendar year end to Emmis’ fiscal year end. To accomplish this, the fourth quarter of the year ended February 29, 2020, includes five months of results for the business of Digonex (October 2019- February 2020) though the additional two months of results are not material to overall revenue. This year over year growth from Digonex is muted by NextRadio and TagStation results included in the year ended February 28, 2019.

Station operating expenses excluding depreciation expense:

	For the years ended February 28 (29),
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Station operating expenses excluding depreciation expense:
Radio	$24,258	$25,202	$944	3.9%
Publishing	4,822	5,031	209	4.3%
All Other	9,779	2,768	$(7,011)	(71.7)%
Total station operating expenses excluding depreciation expense	$38,859	$33,001	$(5,858)	(15.1)%

Radio operating expenses excluding depreciation expense increased principally due to abnormally high healthcare costs and new expenses associated with the launch of our branded podcast company, Sound That Brands.

Publishing operating expenses excluding depreciation expense also increased principally due to higher healthcare costs.

Station operating expenses excluding depreciation expense for all other decreased in the year ended February 29, 2020 due to a dramatic reduction of scale of our TagStation business during fiscal 2019.

Corporate expenses excluding depreciation expense:

	For the years ended February 28 (29),
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Corporate expenses excluding depreciation expense	$10,313	$18,841	$8,528	82.7%

In the year ended February 29, 2020, the Compensation Committee of the Board of Directors approved discretionary bonuses to executive officers totaling $6.5 million, inclusive of payroll taxes. In addition, the Compensation Committee approved higher director fees for fiscal 2020, totaling $1.6 million (an increase of approximately $1.2 million), resulting in an incremental $7.7 million of expense as compared to fiscal 2019. Additionally, a bonus for all remaining corporate employees was approved by management, resulting in an additional $0.3 million of expense. In connection with the acquisition of the sound masking business of Lencore Acoustics Corporation we incurred $0.8 million of transaction fees and expenses for the year ended February 29, 2020.

Impairment losses:

	For the years ended February 28 (29),
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Impairment losses:
Radio	$548	$6,099	$5,551	1013.0%
All Other	304	380	76	25.0%
Impairment losses	$852	$6,479	$5,627	660.4%

In connection with the annual impairment review conducted on December 1, 2019, the Company concluded that the FCC license associated with our FM radio station in New York was impaired and recorded an impairment charge of $2.1 million. During the second quarter of fiscal 2020, we performed an interim impairment review of the FCC licenses in Indianapolis and the FCC license for WLIB-AM. As a result of this review, the Company determined the carrying value of these licenses exceeded the fair value of these licenses by $4.0 million and recorded an impairment charge in this amount. Also in fiscal 2020, we determined our preferred stock investment in our available for sale investment was impaired and recorded an impairment charge of $0.4 million. The impairment was deemed to be other than temporary.

In connection with the annual impairment review conducted on December 1, 2018, the Company concluded that the FCC licenses associated with its Indianapolis radio operations were impaired and recorded an impairment loss of $0.3 million. Also in fiscal 2019, Emmis decided to cease operation in its TagStation and NextRadio businesses. The book value of fixed assets was approximately $0.3 million and this amount was recorded as an impairment charge as the assets were abandoned. Furthermore, Emmis recorded an impairment loss of $0.2 million as the carrying valuation of two radio transmission towers in St. Louis classified as held for sale exceeded the Company’s estimate of their fair value less cost to sell.

We could record impairment charges in future periods if we determine the carrying value of our intangible assets exceeds their fair value. Our annual impairment test of our broadcasting licenses and goodwill is performed each year as of December 1. We may be required to retest prior to our next annual evaluation, which could result in additional impairment charges.

Depreciation:

	For the years ended February 28 (29),
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Depreciation:
Radio	$516	$360	$(156)	(30.2)%
Publishing	18	13	(5)	(27.8)%
All Other	857	760	(97)	(11.3)%
Total depreciation	$1,391	$1,133	$(258)	(18.5)%

The decrease in radio depreciation expense for the year ended February 29, 2020 mostly relates to property and equipment reaching the end of their useful lives in fiscal 2019. The decrease in all other also relates to our TagStation and NextRadio businesses, which recorded $0.1 million of depreciation in fiscal 2019 and had no activity in fiscal 2020.

Gain on sale of radio and publishing assets, net of disposition costs:

	For the years ended February 28 (29),
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
(Gain) loss on sale of radio and publishing assets, net of disposition costs:
Radio	$(32,148)	$—	$32,148	N/A
Publishing	331	—	(331)	N/A
Gain on sale of radio and publishing assets, net of disposition costs	$(31,817)	$—	$31,817	N/A

On April 30, 2018, the Company sold its four radio stations in St. Louis and recorded a $32.1 million gain on sale of these stations.

The loss on sale of publishing assets mostly relates to the legal fees and eventual settlement of a dispute with Hour Media, the buyer of Los Angeles Magazine, Cincinnati Magazine, Atlanta Magazine and Orange Coast Magazine.

Gain on legal matter

	For the years ended February 28 (29),
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Gain on legal matter	$—	$(2,153)	$(2,153)	N/A

As discussed in Note 11 to the consolidated financial statements, during the year ended February 29, 2020, we received the settlement proceeds from a legal matter and recognized a gain of $2.2 million.

Operating income (loss):

	For the years ended February 28 (29),
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Operating income (loss):
Radio	$40,603	$1,801	$(38,802)	(95.6)%
Publishing	(493)	(637)	(144)	(29.2)%
All Other	(19,818)	(18,786)	1,032	5.2%
Total operating income (loss)	$20,292	$(17,622)	$(37,914)	(186.8)%

Radio operating income decreased due to the gain on sale of four radio stations in St. Louis in the prior year and impairment charges totaling $6.1 million in the current year.

Publishing operating loss increased due to abnormally high healthcare costs.

All other operating loss decreased due to lower operating expenses as a result of the cessation of activity for our TagStation and NextRadio businesses in the prior year. This decrease was partially offset by the net effect of (i) bonuses and higher director fees paid this fiscal year and (ii) the gain on legal matter, each as discussed above.

Interest expense:

	For the years ended February 28 (29),
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Interest expense	$(7,152)	$(3,821)	$3,331	46.6%

Interest expense decreased in the year ended February 29, 2020, mostly due to lower debt outstanding as compared to the prior year. On April 30, 2018, the Company sold radio stations in St. Louis and repaid approximately $41.5 million of debt. During the three months ended November 30, 2019, the Company repaid an additional $13.3 million of debt with proceeds from asset sales.

Loss on debt extinguishment:

	For the years ended February 28 (29),
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Loss on debt extinguishment	$(779)	$(512)	$267	34.3%

In connection with various long-term debt repayments associated with asset sales, the Company wrote-off a pro rata portion of the related debt discount remaining, which was recorded as a loss on debt extinguishment.

Equity in loss of unconsolidated affiliate

	For the years ended February 28 (29),
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Equity in loss of unconsolidated affiliate	$—	$(780)	$(780)	N/A

During the fourth quarter of the year ended February 29, 2020, Emmis distributed to its shareholders, on a pro rata basis, the shares of MediaCo common stock it received as part of the MediaCo Transaction. Emmis received the shares on November 25, 2019 and distributed the shares on January 17, 2020, and this equity in loss of unconsolidated affiliate represents our portion of MediaCo’s net losses during this period associated with these shares.

Loss on deconsolidation of entity

	For the years ended February 28 (29),
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Loss on deconsolidation of entity	$—	$(12,112)	$(12,112)	N/A

During the fourth quarter of the year ended February 29, 2020, Emmis deconsolidated Digonex Technologies, Inc. The loss on deconsolidation stems from the removal of noncontrolling interests, which reflects the accumulated losses of Digonex Technologies, Inc. previously allocated to the holders of Digonex Technologies, Inc.’s common stock, partially offset by the deconsolidation of third party debt.

Other income

	For the years ended February 28 (29),
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Other income	$139	$730	$591	425.2%

Other income principally consists of interest income on excess cash balances.

Provision (benefit) for income taxes:

	For the years ended February 28 (29),
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Provision (benefit) for income taxes	$3,552	$(9,079)	$(12,631)	N/M

Our effective income tax rate was 28% and (27%) for the years ended February 2019 and 2020, respectively. The Company estimates its effective tax rate for the fiscal year, which incorporates the reversal of certain valuation allowances, and applies that rate to the pre-tax income for the applicable period, bifurcated between continuing and discontinued operations using an incremental approach. Our effective tax rate varies from our statutory tax rate due to the impact of permanent differences, including nondeductible compensation expense, as well as the impact of noncontrolling interests and valuation allowances.

Discontinued operations, net of tax

	For the years ended February 28 (29),
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Discontinued operations, net of tax	$17,131	$76,957	$59,826	349.2%

The results of operations of our Austin radio stations, as well as WQHT-FM and WBLS-FM in New York, have been classified as discontinued operations. As both the Austin Partnership Transaction and the MediaCo Transaction closed in fiscal 2020, the results of discontinued operations for that year include a pre-tax gain of $37.3 million and $35.6 million relating to the two transactions, respectively.

Consolidated net income:

	For the years ended February 28 (29),
	2019	2020	$ Change	% Change
	(As reported, amounts in thousands)
Consolidated net income	$26,079	$51,919	$25,840	99.1%

The increase in consolidated net income is principally due to the difference in the gains on sale recorded in connection with the sale of our St Louis radio stations in the prior year, which is reflected in continuing operations, compared with the sales of the controlling interest in our Austin Partnership and WQHT-FM and WBLS-FM in the current year, which are reflected are reflected in discontinued operations.

YEAR ENDED FEBRUARY 28, 2018 COMPARED TO YEAR ENDED FEBRUARY 28, 2019

A discussion comparing the years ended February 28, 2018 and February 28, 2019 is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2019 filed on May 9, 2019, as part of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

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

Pursuant to the terms of the Mortgage, $10 million of combined proceeds from the Austin Partnership Transaction and the MediaCo Transaction were required to be used to repay Mortgage indebtedness. Accordingly, $6.5 million of the proceeds from the Austin Partnership Transaction were used to make a payment on October 4, 2019, and $3.5 million of the proceeds from the MediaCo Transaction were used to make a payment on November 29, 2019. As a result of these repayments, a loss on extinguishment of debt of $0.1 million was recognized in the quarter ended November 30, 2019, and the security interest in the 70 acres of land in Whitestown, Indiana was released by Star Financial.

On January 8, 2020, Emmis Operating Company and Star Financial entered into an amendment to the Mortgage, whereby Emmis placed $8 million into a restricted cash account with Star to serve as additional collateral for the Mortgage, and Star agreed to remove certain operating covenants included in the Mortgage, including no longer requiring that the Company maintain a fixed charge coverage ratio of at least 1.10:1.00. Additionally, Emmis Indiana Broadcasting, L.P. was removed as a borrower under the Mortgage and the interest rate was lowered to 4.82%. The fees incurred in connection with this amendment were immaterial.

The Mortgage is carried net of an unamortized original issue discount of $0.1 million as of February 29, 2020. The original issue discount is being amortized as additional interest expense over the life of the Mortgage using the effective interest method.

On April 12, 2019, Emmis entered into a $4 million term loan, by and between Emmis Operating Company, as borrower, and Barrett Investment Partners, LLC, as lender (the “Term Loan”). The Term Loan was due to expire on April 12, 2022 and was secured by a pledge of the Company’s controlling ownership interest in the Austin Partnership. Proceeds from the Austin Partnership Transaction were required to be used to pay all amounts outstanding under the Term Loan before the proceeds could be used for any other purpose. Emmis repaid all debts outstanding under the Term Loan on October 1, 2019 and recognized a loss on extinguishment of debt that was less than $0.1 million in the quarter ended November 30, 2019.

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

SOURCES OF LIQUIDITY

Our primary sources of liquidity are cash on hand and cash provided by operations. Our primary uses of capital during the past few years have been, and are expected to continue to be, capital expenditures, working capital, debt service requirements, repayment of debt and investments in future growth opportunities in new businesses. In March 2020, we deployed a significant portion of the cash on our balance sheet to acquire the sound masking business of Lencore Acoustics Corporation as part of our strategy to invest in new businesses that we perceive as having growth opportunities. As of May 1, 2020, we have $16.2 million of unrestricted cash and cash equivalents.

In April 2020, the Company applied for and received a loan in the amount of $4.8 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Amounts received under this loan are expected to be used to continue to employ and pay our employees without reduction, despite the adverse impact the COVID-19 pandemic is having on our businesses.  As provided for in the CARES Act and subsequent regulations, to the extent loan proceeds are used to continue payroll and pay no more than a certain amount of rent, utilities, and interest, the loan is to be forgiven by the U.S. government. We expect that a substantial portion, if not all, of the loan we received will be forgiven based on the expected use of proceeds. Of the $4.8 million received, approximately $1.5 million is attributable to the employees we lease to MediaCo and MediaCo is expected to derive the benefits thereof.

At February 29, 2020, we had cash and cash equivalents of $93.0 million and net working capital of $91.1 million. At February 28, 2019, we had cash and cash equivalents of $4.3 million and net working capital of ($27.4) million. The increase in net working capital is largely due to the Austin Partnership Transaction and the MediaCo Transaction, both of which generated a significant amount of cash proceeds.

The Company continually projects its anticipated cash needs, which include its operating needs, capital needs, and principal and interest payments on its indebtedness. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2021 with cash and cash equivalents on hand and projected cash flows from operations.

Since we manage cash on a consolidated basis, any cash needs of a particular segment or operating entity are met by intercompany transactions. See Investing Activities below for a discussion of specific segment needs.

Operating Activities

Cash flows provided by operating activities were $7.7 million for the year ended February 28, 2019, versus cash flows used in operating activities of $12.7 million for the year ended February 29, 2020. The decrease in cash flows provided by operating activities is mostly due to (i) the settlement of taxes in fiscal 2020 related to the sale of our St. Louis radio stations in fiscal 2019 and (ii) corporate bonuses and higher director fees authorized and paid in fiscal 2020.

Investing Activities

Cash flows provided by investing activities were $129.5 million for the year ended February 29, 2020. During the year, we closed on the Austin Partnership Transaction and the MediaCo Transaction, which generated $38.0 million and $91.8 million of gross cash proceeds, respectively. Capital expenditures for the year were $0.3 million.

Cash flows provided by investing activities of $59.7 million for the year ended February 28, 2019 consisted of $60.2 million of proceeds from the sale of our radio stations in St. Louis, partially offset by $0.5 million of capital expenditures, $0.3 million of which was attributed to discontinued operations.

Financing Activities

Cash used in financing activities of $22.0 million for the year ended February 29, 2020 primarily relates to net payments on our long-term debt of $19.6 million and distributions to noncontrolling interests of $2.2 million, which was attributable to our discontinued operation in Austin.

Cash used in financing activities of $65.6 million for the year ended February 28, 2019 primarily relates to net payments on our long-term debt of $60.0 million, distributions to noncontrolling interests of $5.3 million, which was attributable to our discontinued operation in Austin, and the settlement of tax withholding obligations of $0.6 million.

As of February 29, 2020, Emmis had $12.6 million of secured recourse indebtedness under the Mortgage and $44.2 million of non-recourse debt ($40.2 million related to 98.7FM in New York and $4.0 million related to NextRadio). As of February 29, 2020, the borrowing rate under our secured recourse indebtedness was 4.8%. The non-recourse debt related to 98.7FM in New York bears interest at 4.1% per annum and the non-recourse debt related to NextRadio bears interest at 2.0% per annum.

The debt service requirements of Emmis over the next twelve-month period are expected to be $0.9 million related to our secured indebtedness ($0.3 million of principal repayments and $0.6 million of interest payments) and $9.3 million related to our 98.7FM non-recourse debt ($7.8 million of principal repayments and $1.5 million of interest payments). NextRadio non-recourse debt is due in December 2021, but the Company does not anticipate that any Company assets will be used to repay this debt. The Company expects that proceeds from the 98.7FM LMA will be sufficient to pay all debt service related to the 98.7FM non-recourse debt.

INTANGIBLES

As of February 29, 2020, approximately 30% of our total assets consisted of FCC licenses, the value of which depends significantly upon the operational results of our businesses. In the case of our radio stations, we would not be able to operate the properties without the related FCC license for each property. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations for compliance with regulatory requirements. Historically, all of our FCC licenses have been renewed (or a waiver has been granted pending renewal) at the end of their respective eight-year periods, and we expect that all of our FCC licenses will continue to be renewed in the future.

SEASONALITY

Our results of operations are usually subject to seasonal fluctuations, which result in lower fiscal fourth quarter revenues and operating income.  Our fiscal fourth quarter includes the months of January and February, which are historically the two lowest revenue months for the radio industry as a whole. This is the result of advertisers reducing spending as the weather is colder and overall consumer activity slows in these post-holiday months.

INFLATION

The impact of inflation on operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on operating results, particularly since our secured indebtedness has historically been comprised entirely of variable-rate debt.

OFF-BALANCE SHEET FINANCINGS AND LIABILITIES

Other than legal contingencies incurred in the normal course of business, contractual commitments to purchase goods and services and employment contracts for key employees, all of which are discussed in Note 11 to the consolidated financial statements, which is incorporated by reference herein, the Company does not have any material off-balance sheet financings or liabilities. The Company does not have any majority-owned and controlled subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any “special-purpose entities” that are not reflected in the consolidated financial statements or disclosed in the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Emmis Communications Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emmis Communications Corporation and Subsidiaries (the Company) as of February 29, 2020 and February 28, 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended February 29, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for each of the two years in the period ended February 29, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Indianapolis, Indiana

May 14, 2020

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS)

	For the year ended February 28 (29),
	2019	2020
NET REVENUES	$39,891	$39,710
OPERATING EXPENSES:
Station operating expenses excluding depreciation expense	38,859	33,001
Corporate expenses excluding depreciation expense	10,313	18,841
Impairment losses	852	6,479
Depreciation	1,391	1,133
Gain on sale of radio and publishing assets, net of disposition costs	(31,817)	—
Gain on legal matter	—	(2,153)
Loss on sale of assets	1	31
Total operating expenses	19,599	57,332
OPERATING INCOME (LOSS)	20,292	(17,622)
OTHER EXPENSE:
Interest expense	(7,152)	(3,821)
Loss on debt extinguishment	(779)	(512)
Loss on deconsolidation of entity	—	(12,112)
Equity in loss of unconsolidated affiliate	—	(780)
Other income	139	730
Total other expense	(7,792)	(16,495)
INCOME (LOSS) BEFORE INCOME TAXES	12,500	(34,117)
PROVISION (BENEFIT) FOR INCOME TAXES	3,552	(9,079)
INCOME (LOSS) FROM CONTINUING OPERATIONS	8,948	(25,038)
DISCONTINUED OPERATIONS, NET OF TAX	17,131	76,957
CONSOLIDATED NET INCOME	26,079	51,919
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,727	1,434
NET INCOME ATTRIBUTABLE TO THE COMPANY	$23,352	$50,485

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - (CONTINUED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the year ended February 28 (29),
	2019	2020
AMOUNTS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Net income (loss) attributable to common shareholders - continuing operations	$11,197	$(23,425)
Net income attributable to common shareholders - discontinued operations	12,155	73,910
Net income attributable to common shareholders	$23,352	$50,485
BASIC NET INCOME (LOSS) PER SHARE
Continuing operations	$0.89	$(1.82)
Discontinued operations	0.96	5.73
Basic net income per share	$1.85	$3.91
Basic weighted average shares outstanding	12,606	12,898
DILUTED NET INCOME (LOSS) PER SHARE:
Continuing operations	$0.83	$(1.82)
Discontinued operations	0.91	5.73
Diluted net income per share	$1.74	$3.91
Diluted weighted average shares outstanding	13,448	12,898

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	For the year ended February 28 (29),
	2019	2020
CONSOLIDATED NET INCOME (LOSS)	$26,079	$51,919
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,727	1,434
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$23,352	$50,485

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES AND PAR VALUE)

	FEBRUARY 28 (29),
	2019	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,343	$93,036
Restricted cash	2,504	1,692
Accounts receivable, net of allowance for doubtful accounts of $326 and $151, respectively	11,919	4,627
Prepaid expenses	3,374	1,727
Other	1,225	10,454
Assets held for sale	6,629	—
Total current assets	29,994	111,536
PROPERTY AND EQUIPMENT:
Land and buildings	25,514	25,666
Leasehold improvements	172	128
Broadcasting equipment	19,205	19,262
Office equipment, computer equipment, software and automobiles	17,251	14,119
Construction in progress	19	—
	62,161	59,175
Less-accumulated depreciation and amortization	46,100	43,961
Total property and equipment, net	16,061	15,214
INDEFINITE LIVED INTANGIBLE ASSETS	72,562	66,463
OPERATING LEASE RIGHT-OF-USE ASSETS	—	8,416
OTHER ASSETS:
Investments	800	420
Restricted cash, noncurrent	—	8,015
Deposits and other	7,662	11,928
Total other assets	8,462	20,363
LONG TERM ASSETS HELD FOR SALE	110,667	—
Total assets	$237,746	$221,992

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – (CONTINUED)

(IN THOUSANDS, EXCEPT FOR NUMBER OF SHARES AND PAR VALUE)

	FEBRUARY 28 (29),
	2019	2020
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,160	$2,393
Current maturities of long-term debt	32,150	8,008
Accrued salaries and commissions	1,919	1,048
Deferred revenue	3,464	2,605
Income taxes payable	11,200	3,796
Operating lease liabilities	—	812
Other	2,401	1,752
Current liabilities held for sale	2,072	—
Total current liabilities	57,366	20,414
LONG-TERM DEBT, NET OF CURRENT PORTION	48,757	47,474
OPERATING LEASE LIABILITIES, NET OF CURRENT	—	9,170
OTHER NONCURRENT LIABILITIES	3,914	48
DEFERRED INCOME TAXES	25,232	24,979
NONCURRENT LIABILITIES HELD FOR SALE	2,110	—
Total liabilities	137,379	102,085
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Class A common stock, $0.01 par value; authorized 42,500,000 shares; issued and outstanding 11,809,291 shares and 12,113,563 shares at February 28, 2019 and February 29, 2020, respectively	118	121
Class B common stock, $0.01 par value; authorized 7,500,000 shares; issued and outstanding 1,242,366 shares at February 28, 2019 and February 29, 2020, respectively	12	12
Class C common stock, $0.01 par value, authorized 7,500,000 shares; none issued	—	—
Additional paid-in capital	595,984	597,895
Accumulated deficit	(523,900)	(478,104)
Total shareholders’ equity	72,214	119,924
NONCONTROLLING INTERESTS	28,153	(17)
Total equity	100,367	119,907
Total liabilities and equity	$237,746	$221,992

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE TWO YEARS ENDED FEBRUARY 29, 2020

(IN THOUSANDS, EXCEPT FOR SHARE DATA)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Noncontrolling Interests	Total
BALANCE, FEBRUARY 28, 2018	11,649,440	$116	1,142,366	$11	$594,708	$(547,252)	$30,680	$78,263
Net income	—	—	—	—	—	23,352	2,727	26,079
Exercise of stock options and related income tax benefits	157,918	2	—	—	366	—	—	368
Issuance of common stock to employees and officers and related income tax benefits	1,933	—	100,000	1	910	—	—	911
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,254)	(5,254)
BALANCE, FEBRUARY 28, 2019	11,809,291	$118	1,242,366	$12	$595,984	$(523,900)	$28,153	$100,367
Net income	—	—	—	—	—	50,485	1,434	51,919
Exercise of stock options and related income tax benefits	252,818	2	—	—	805	—	—	807
Issuance of common stock to employees and officers and related income tax benefits	51,454	1	—	—	1,106	—	—	1,107
Distribution of MediaCo common stock to Emmis shareholders	—	—	—	—	—	(4,689)	—	(4,689)
Sale of controlling interest in subsidiary	—	—	—	—	—	—	(47,976)	(47,976)
Deconsolidation of Digonex Technologies, Inc.	—	—	—	—	—	—	20,589	20,589
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,217)	(2,217)
BALANCE, FEBRUARY 29, 2020	12,113,563	$121	1,242,366	$12	$597,895	$(478,104)	$(17)	$119,907

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	FOR THE YEAR ENDED FEBRUARY 28 (29),
	2019	2020
OPERATING ACTIVITIES:
Consolidated net income	$26,079	$51,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Discontinued operations	(17,131)	(76,957)
Gain on sale of radio and publishing assets, net of disposition costs	(31,817)	—
Impairment losses	852	6,479
Loss on debt extinguishment	779	512
Noncash accretion of debt instruments to interest expense	82	83
Amortization of deferred financing costs, including original issue discount	1,198	388
Depreciation	1,391	1,133
Provision for bad debts	246	191
Benefit for deferred income taxes	(6,619)	(9,432)
Noncash compensation	1,468	1,452
Loss on disposal of assets	1	31
Equity in loss of unconsolidated affiliates	—	780
Loss on deconsolidation of Digonex Technologies, Inc.	—	12,112
Net cash provided by operating activities - discontinued operations	17,325	29,440
Changes in assets and liabilities—
Accounts receivable	3,659	(1,538)
Prepaid expenses and other current assets	1,512	(8,270)
Other assets	(261)	(8,829)
Accounts payable and accrued liabilities	(4,203)	(1,776)
Deferred revenue	(23)	440
Income taxes	13,982	(9,278)
Other liabilities	(781)	(1,533)
Net cash provided by (used in) operating activities	7,739	(12,653)
INVESTING ACTIVITIES:
Purchases of property and equipment	(227)	(318)
Proceeds from the sale of assets	60,171	—
Net cash (used in) provided by investing activities - discontinued operations	(291)	129,787
Net cash provided by investing activities	59,653	129,469
FINANCING ACTIVITIES:
Payments on long-term debt	(62,538)	(46,552)
Proceeds from long-term debt	2,500	27,000
Settlement of tax withholding obligations	(641)	(396)
Proceeds from exercise of stock options and employee stock purchases	368	805
Payments for debt related costs	—	(655)
Net cash used in financing activities - discontinued operations	(5,254)	(2,217)
Net cash used in financing activities	(65,565)	(22,015)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,827	94,801
NET CHANGE IN CASH CLASSIFIED AS CURRENT ASSETS HELD FOR SALE	(1,095)	1,095
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	732	95,896
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of period	6,115	6,847
End of period	$6,847	$102,743
SUPPLEMENTAL DISCLOSURES:
Cash paid for (refund from) —
Interest	$5,765	$4,014
Income taxes	(467)	11,478
Noncash financing transactions —
Value of stock issued to employees under stock compensation program and to satisfy accrued incentives	1,554	1,502

The accompanying notes to consolidated financial statements are an integral part of these statements.

EMMIS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS UNLESS INDICATED OTHERWISE)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The following discussion pertains to Emmis Communications Corporation (“ECC”) and its subsidiaries (collectively, “Emmis,” the “Company,” or “we”). All significant intercompany balances and transactions have been eliminated.

Organization

We are a diversified media company, formed in 1980, principally focused on radio broadcasting. Emmis owns 4 FM and 2 AM radio stations in New York and Indianapolis. One of the FM radio stations that Emmis currently owns in New York is operated pursuant to a Local Marketing Agreement (“LMA”) whereby a third party provides the programming for the station and sells all advertising within that programming.

In addition to our radio properties, we also publish Indianapolis Monthly and operate Digonex, a dynamic pricing business.

Substantially all of ECC’s business is conducted through its subsidiaries. From time to time, our long-term debt agreements may contain certain provisions that may restrict the ability of ECC’s subsidiaries to transfer funds to ECC in the form of cash dividends, loans or advances.

Revenue Recognition

The Company generates revenue from the sale of services and products including, but not limited to: (i) on-air commercial broadcast time, (ii) magazine-related display advertising, (iii) magazine circulation and newsstand revenues, (iv) non-traditional revenues including event-related revenues and event sponsorship revenues, (v) revenues generated from LMAs, (vi) digital advertising and (vii) dynamic pricing consulting services. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Substantially all deferred revenue is recognized within twelve months of the payment date. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Advertising revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees, usually at a rate of 15% of gross revenues.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is recorded based on management’s judgment of the collectability of receivables. When assessing the collectability of receivables, management considers, among other things, historical loss experience and existing economic conditions. Amounts are written off after all normal collection efforts have been exhausted. The activity in the allowance for doubtful accounts for the two years ended February 29, 2020 was as follows:

	Balance At Beginning Of Year	Provision	Write-Offs	Balance At End Of Year
Year ended February 28, 2019	$471	$246	$(391)	$326
Year ended February 29, 2020	326	191	(366)	151

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

The following table summarizes Emmis’ operating results of 98.7FM for all periods presented. Emmis programmed 98.7FM until the LMA commenced on April 26, 2012. 98.7FM is a part of our Radio segment. Results of operations of 98.7FM for the years ended February 2019 and 2020 were as follows:

	For the year ended February 28 (29),
	2019	2020
Net revenues	$10,331	$10,331
Station operating expenses, excluding depreciation and amortization expense	1,198	1,377
Depreciation and amortization	20	36
Impairment loss	—	2,077
Interest expense	2,331	2,049

Assets and liabilities of 98.7FM as of February 28, 2019 and 2020 were as follows:

	As of February 28 (29),
	2019	2020
Current assets:
Restricted cash	$1,504	$1,467
Prepaid expenses	394	338
Other	340	714
Total current assets	2,238	2,519
Noncurrent assets:
Property and equipment	188	227
Indefinite lived intangibles	46,390	44,313
Deposits and other	6,255	5,542
Operating lease right-of-use assets	—	7,337
Total noncurrent assets	52,833	57,419
Total assets	$55,071	$59,938
Current liabilities:
Accounts payable and accrued expenses	$15	$15
Operating lease liabilities	—	378
Current maturities of long-term debt	7,150	7,755
Deferred revenue	864	894
Other current liabilities	162	137
Total current liabilities	8,191	9,179
Noncurrent liabilities:
Long-term debt, net of current portion	38,747	31,257
Operating lease liabilities, net of current	—	8,028
Total noncurrent liabilities	38,747	39,285
Total liabilities	$46,938	$48,464

Share-based Compensation

The Company determines the fair value of its employee stock options at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option pricing model was developed for use in estimating the value of exchange-traded options that have no vesting restrictions and are fully transferable. The Company’s employee stock options have characteristics significantly different than these traded options. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility and expected term of the options granted. The Company relies heavily upon historical data of its stock price when determining expected volatility, but each year the Company reassesses whether or not historical data is representative of expected results. See Note 3 for more discussion of share-based compensation.

Cash and Cash Equivalents

Emmis considers time deposits, money market fund shares and all highly liquid debt investment instruments with original maturities of three months or less to be cash equivalents. At times, such deposits may be in excess of FDIC insurance limits.

Restricted Cash

As of February 29, 2020, restricted cash relates to cash on deposit in trust accounts related to our 98.7FM LMA in New York City that services long-term debt, cash held by JPMorgan Chase as collateral to secure the Company’s corporate purchasing card and travel and expense programs, and cash associated with a compensating balance arrangement related to the Star Financial mortgage described in Note 5. The cash related to the compensating balance arrangement with Star Financial is classified as noncurrent as the Company expects this cash to be restricted in excess of one year. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the same amounts shown in the consolidated statements of cash flows:

	As of February 28 (29),
	2019	2020
Cash and cash equivalents	$4,343	$93,036
Restricted cash:
98.7FM LMA restricted cash	1,504	1,467
Cash used to secure the Company's purchasing card and travel and expense programs	1,000	225
Cash pledged as additional collateral for mortgage	—	8,015
Total cash, cash equivalents and restricted cash	$6,847	$102,743

Property and Equipment

Property and equipment are recorded at cost. Depreciation is generally computed using the straight-line method over the estimated useful lives of the related assets, which are 39 years for buildings, the shorter of economic life or expected lease term for leasehold improvements, five to seven years for broadcasting equipment, five years for automobiles, office equipment and computer equipment, and three to five years for software. Maintenance, repairs and minor renewals are expensed as incurred; improvements are capitalized. On a continuing basis, the Company reviews the carrying value of property and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable, a write-down of the asset would be recorded through a charge to operations. See below for more discussion of impairment policies related to our property and equipment. Depreciation expense for the years ended February 2019 and 2020 was $1.4 million and $1.1 million, respectively.

Intangible Assets and Goodwill

Indefinite-lived Intangibles and Goodwill

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC Topic 350, “ Intangibles—Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested at least annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on December 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. See Note 8, Intangible Assets and Goodwill, for more discussion of our interim and annual impairment tests performed during the years ended February 2019 and 2020.

Advertising and Subscription Acquisition Costs

Advertising and subscription acquisition costs are expensed when incurred. Advertising expense and subscription acquisition costs for the years ended February 2019 and 2020 were $0.9 million and $0.4 million, respectively.

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

Equity method investment

On November 25, 2019, Emmis contributed the assets and liabilities of WBLS-FM and WQHT-FM to MediaCo, and in return, Emmis received $91.5 million in cash, a convertible promissory note payable to Emmis in the amount of $5.0 million and 1,666,667 shares of MediaCo Class A common stock. These shares constituted all of the issued and outstanding MediaCo Class A common stock and represented in the aggregate an approximately 23.72% equity ownership interest and 3.02% of the outstanding voting interests of MediaCo immediately following the transaction. Emmis therefore recorded an equity investment on our November 30, 2019 consolidated balance sheet. On January 17, 2020, we made a taxable pro rata distribution of 0.1265 shares of MediaCo Class A common stock for each outstanding share of Emmis’ Class A and Class B common stock at the close of business on January 3, 2020. This distribution comprised our entire equity interest held in MediaCo at November 30, 2019 and therefore Emmis does not hold an equity investment in MediaCo as of February 29, 2020.

Other investment

Emmis holds an equity investment without a readily determinable fair value in the form of preferred shares of a non-public company. Emmis has elected the measurement alternative under ASU 2016-01 to account for this investment. Historically, the investment had been carried at cost, which the Company previously concluded approximated fair value. During the year ended February 29, 2020, we concluded that this investment was impaired based on a February 2020 round of financing and a recapitalization of the investee. As a result of this observable transaction by the investee, we recorded an impairment charge of $0.4 million in the year ended February 29, 2020.

Deferred Revenue and Barter Transactions

Deferred revenue includes deferred barter, other transactions in which payments are received prior to the performance of services (i.e. cash-in-advance advertising and prepaid LMA payments), and deferred magazine subscription revenue. Barter transactions are recorded at the estimated fair value of the product or service received. Revenue from barter transactions is recognized when commercials are broadcast or a publication is delivered. The appropriate expense or asset is recognized when merchandise or services are used or received. Magazine subscription revenue is recognized when the publication is shipped. Barter revenues for the years ended February 2019 and 2020 were $1.8 million and $2.0 million, respectively, and barter expenses were $2.1 million, and $2.1 million, respectively.

Earnings Per Share

ASC Topic 260, “Earnings Per Share,” requires dual presentation of basic and diluted income per share (“EPS”) on the face of the income statement for all entities with complex capital structures. Basic EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Potentially dilutive securities for the years ended February 2019 and 2020 consisted of stock options and restricted stock awards.

The following table sets forth the calculation of basic and diluted net income per share:

	For the year ended
	February 28, 2019			February 29, 2020
	Net Income	Shares	Net Income Per Share	Net Income	Shares	Net Income Per Share
	(in 000’s, except per share data)
Basic net income per common share:
Net income available to common shareholders	$23,352	12,606	$1.85	$50,485	12,898	$3.91
Impact of equity awards	—	842		—	—
Diluted net income per common share:
Net income available to common shareholders	$23,352	13,448	$1.74	$50,485	12,898	$3.91

Shares excluded from the calculation as the effect of their conversion into shares of our common stock would be antidilutive were as follows:

	For the year ended February 28 (29),
	2019	2020

Stock options and restricted stock awards	1,089	2,444

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

During the year ended February 28, 2019, the Company dramatically scaled back the operations of its TagStation business in Chicago. In connection with this decision, the Company recorded an impairment charge of $0.3 million related to the long-lived tangible assets of TagStation. Also during the year ended February 28, 2019, the Company determined the carrying value of two radio transmission towers in St. Louis classified as held for sale exceeded the Company’s estimate of their fair value less cost to sell by $0.2 million, so the Company recorded an impairment charge in this amount.

Noncontrolling Interests

The Company follows Accounting Standards Codification paragraph 810-10-65-1 to report the noncontrolling interests related to our Austin Partnership and our Digonex dynamic pricing business (“Digonex”). We owned a 50.1% controlling interest in the Austin Partnership until its sale on October 1, 2019. The Digonex business was originally owned by Digonex Technologies, Inc. We did not own any of the common equity of Digonex Technologies, Inc., but we consolidated the entity because we controlled its board of directors via rights granted in convertible preferred stock and convertible debt that we owned. Emmis Operating Company, as collateral agent for secured creditors, notified Digonex Technologies, Inc. of a default under its notes payable on October 1, 2019, which was not cured by the October 6, 2019 deadline. The debt was accelerated on December 6, 2019, and Emmis Operating Company, as collateral agent for the secured creditors, foreclosed on Digonex Technologies, Inc. on December 31, 2019, taking possession of substantially all of its assets. On January 1, 2020, Emmis Operating Company conveyed the foreclosed assets to a new legal entity, Emmis Dynamic Pricing, LLC, that is owned by the holders of the Digonex Technologies, Inc. secured debt pro rata to their share of the Digonex Technologies, Inc. secured debt. Emmis Operating Company owns approximately 90% of Emmis Dynamic Pricing, LLC and therefore controls the entity. The transfer of assets from Digonex Technologies, Inc. to Emmis Dynamic Pricing, LLC was a transfer between entities under common control and so the assets were transferred at carryover basis. Emmis Dynamic Pricing, LLC does business as Digonex and continues to operate the underlying business of Digonex, but with a simpler capital structure. Up until this event, Emmis owned rights that were convertible into approximately 84% of Digonex’s common equity, but subsequent to the transfer of assets, Emmis relinquished control of Digonex Technologies, Inc. and deconsolidated the entity, recognizing a loss on the deconsolidation, and eliminating the related noncontrolling interests. See Note 15.

Noncontrolling interests represents the noncontrolling interest holders’ proportionate share of the equity of the Austin Partnership and the Digonex dynamic pricing business.

Noncontrolling interests are adjusted for the noncontrolling interest holders’ proportionate share of the earnings or losses of the applicable entity. The noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. Below is a summary of the noncontrolling interest activity for the years ended February 2019 and 2020:

	Austin Partnership	Digonex Technologies, Inc.	Emmis Dynamic Pricing, LLC	Total Noncontrolling Interests
Balance, February 28, 2018	$47,424	$(16,744)	$—	$30,680
Net income (loss)	4,976	(2,249)	—	2,727
Payments of dividends and distributions to noncontrolling interests	(5,254)	—	—	(5,254)
Balance, February 28, 2019	$47,146	$(18,993)	$—	$28,153
Net income (loss)	3,047	(1,596)	(17)	1,434
Payments of dividends and distributions to noncontrolling interests	(2,217)	—	—	(2,217)
Sale of controlling interest in subsidiary	(47,976)	—	—	(47,976)
Deconsolidation of entity	—	20,589	—	20,589
Balance, February 29, 2020	$—	$—	$(17)	$(17)

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

In evaluating the Company’s ability to continue as a going concern, management evaluated the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements were issued (May 14, 2020). Management considered the Company’s current projections of future cash flows, current financial condition, sources of liquidity and debt obligations due on or before May 14, 2021 and believes it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-K.

Discontinued Operations

During the quarter ended August 31, 2019, the Company entered into agreements to sell its 50.1% ownership interest in Emmis Austin Radio Broadcasting Company, L.P. (the “Austin Partnership”), as well as a controlling interest in WQHT-FM and WBLS-FM in New York. Both sales closed during the three months ended November 30, 2019. The Company concluded that each of these transactions is a disposal of a business that met the criteria to be classified as held for sale during the three months ended August 31, 2019, and each is a strategic shift that will have a significant impact on the Company’s operations and financial results. As such, the assets and liabilities of these businesses included in the disposal transactions have been classified as held for sale in the February 28, 2019 balance sheet, and the results of operations and cash flows of these businesses have been classified as discontinued operations for all periods presented in the accompanying consolidated financial statements.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. On March 1, 2019, we adopted this standard using the modified retrospective approach, applied at the beginning of the period of adoption, and we elected the package of transitional practical expedients. The adoption of this standard resulted in recording operating lease liabilities of approximately $28.8 million as of March 1, 2019 along with a corresponding right-of-use asset. A significant portion of these amounts have been sold as part of the Austin Partnership Transaction and the MediaCo Transaction. The implementation of this standard did not have an impact on our consolidated statements of operations. See Note 9 for more discussion of the Company’s leases.

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

2. COMMON STOCK

Emmis has authorized Class A common stock, Class B common stock, and Class C common stock. The rights of these three classes are essentially identical except that each share of Class A common stock has one vote with respect to substantially all matters, each share of Class B common stock has 10 votes with respect to substantially all matters, and each share of Class C common stock has no voting rights with respect to substantially all matters. All Class B common stock is owned by our Chairman, CEO and President, Jeffrey H. Smulyan, and automatically converts to Class A common stock upon sale or other transfer to a party unaffiliated with Mr. Smulyan. At February 28 (29), 2019 and 2020, no shares of Class C common stock were issued or outstanding.

3. SHARE BASED PAYMENTS

The amounts recorded as share based compensation expense consist of stock option and restricted stock grants, and common stock issued to employees and directors in lieu of cash payments.

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

On January 17, 2020, Emmis made a taxable pro rata distribution of 0.1265 shares of MediaCo Class A common stock for each outstanding share of Emmis’ Class A and Class B common stock at the close of business on January 3, 2020. These shares of MediaCo Class A common stock had been received by Emmis in connection with the MediaCo Transaction that closed on November 25, 2019. While outstanding restricted stock awards received their pro rata share of this distribution, outstanding stock option awards did not. Since all of the Company’s outstanding stock option awards contain anti-dilution provisions, an equitable adjustment to these stock options awards was required to reflect the change in Emmis’ share price as a result of this distribution. The equitable adjustment approved by the Compensation Committee of the Company’s Board of Directors was consistent with the requirements of the Internal Revenue Code and resulted in no incremental share based compensation expense.

The fair value of each option awarded is estimated on the date of grant using a Black-Scholes option-pricing model and expensed on a straight-line basis over the vesting period. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The Company includes estimated forfeitures in its compensation cost and updates the estimated forfeiture rate through the final vesting date of awards. The risk-free interest rate for periods within the life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended February 2019 and 2020:

	For the Years Ended February 28 (29),
	2019	2020
Risk-Free Interest Rate:	2.6% - 2.8%	1.7% - 2.6%
Expected Dividend Yield:	0%	0%
Expected Life (Years):	4.8 - 4.9	4.6
Expected Volatility:	51.3% - 53.2%	50.3% - 51.3%

The following table presents a summary of the Company’s stock options outstanding at February 29, 2020, and stock option activity during the year ended February 29, 2020 (“Price” reflects the weighted average exercise price per share):

	Options	Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	2,963,659	$4.42
Granted	642,519	4.66
Exercised (1)	252,818	3.22
Forfeited	12,499	2.66
Expired	122,628	4.62
Outstanding, end of period	3,218,233	4.56	6.0	$1,555
Exercisable, end of period	2,296,039	4.65	4.9	$1,395

(1)

The Company did not record an income tax benefit related to option exercises in the years ended February 2019 and 2020. Cash received from option exercises during the years ended February 2019 and 2020 was $0.4 million and $0.8 million, respectively.

The weighted average grant date fair value of options granted during the years ended February 2019 and 2020, was $2.27 and $2.07, respectively.

A summary of the Company’s nonvested options at February 29, 2020, and changes during the year ended February 29, 2020, is presented below:

	Options	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	702,916	$1.51
Granted	642,519	2.07
Vested	410,742	1.38
Forfeited	12,499	1.18
Nonvested, end of period	922,194	1.96

There were 1.4 million shares available for future grants under the Company’s various equity plans at February 29, 2020 (1.1 million shares under the 2017 Equity Compensation Plan and 0.3 million shares under other plans). The vesting dates of outstanding options at February 29, 2020 range from March 2020 to July 2022, and expiration dates range from March 2020 to August 2029.

Restricted Stock Awards

The Company periodically grants restricted stock awards to employees. Awards to employees are typically made pursuant to employment agreements. Restricted stock award grants are granted out of the Company’s 2017 Equity Compensation Plan. The Company also awards, out of the Company’s 2017 Equity Compensation Plan, stock to settle certain bonuses and other compensation that otherwise would be paid in cash. Any restrictions on these shares may be immediately lapsed on the grant date.

The following table presents a summary of the Company’s restricted stock grants outstanding at February 29, 2020, and restricted stock activity during the year ended February 29, 2020 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
Grants outstanding, beginning of period	265,107	$3.43
Granted	170,849	4.25
Vested (restriction lapsed)	177,996	3.40
Grants outstanding, end of period	257,960	4.00

The total grant date fair value of shares vested during the years ended February 2019 and 2020, was $1.1 million and $0.6 million, respectively.

Recognized Non-Cash Compensation Expense

The following table summarizes stock-based compensation expense and related tax benefits recognized by the Company in the years ended February 2019 and 2020:

	Year Ended February 28 (29),
	2019	2020
Station operating expenses	$205	$105
Corporate expenses	1,263	1,347
Stock-based compensation expense included in operating expenses	1,468	1,452
Tax benefit	—	—
Recognized stock-based compensation expense, net of tax	$1,468	$1,452

As of February 29, 2020, there was $1.5 million of unrecognized compensation cost, net of estimated forfeitures, related to nonvested share-based compensation arrangements. The cost is expected to be recognized over a weighted average period of approximately 1.4 years.

4. REVENUE

The Company generates revenue from the sale of services and products including, but not limited to: (i) on-air commercial broadcast time, (ii) magazine-related display advertising, (iii) magazine circulation and newsstand revenues, (iv) non-traditional revenues including event-related revenues and event sponsorship revenues, (v) revenues generated from LMAs, (vi) digital advertising and (vii) dynamic pricing consulting services. Payments received from advertisers before the performance obligation is satisfied are recorded as deferred revenue. Substantially all deferred revenue is recognized within twelve months of the payment date. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

Other

Other revenue includes trade and barter revenues and revenues related to Digonex. The Company provides advertising broadcast time in exchange for certain products and services, including on-air radio programming. These trade and barter arrangements generally allow the Company to preempt such bartered broadcast time in favor of advertisers who purchase time for cash consideration. These trade and barter arrangements are valued based upon the Company’s estimate of the fair value of the products and services received. Revenue is recognized on trade and barter arrangements when the advertising broadcast time has aired. Digonex revenues are recognized when or as performance obligations under the terms of a contract with a customer are satisfied. Other revenue also includes the management fee received from MediaCo.

Disaggregation of revenue

The following table presents the Company's revenues disaggregated by revenue source:

	For the years ended February 28 (29),
	2019	% of Total	2020	% of Total
Net revenues:
Advertising	$18,611	46.7%	$18,196	45.8%
Circulation	384	1.0%	368	0.9%
Non Traditional	3,255	8.2%	3,329	8.4%
Digital	2,087	5.2%	2,449	6.2%
LMA Fees	11,050	27.7%	10,331	26.0%
Other	4,504	11.2%	5,037	12.7%
Total net revenues	$39,891		$39,710

5. LONG-TERM DEBT

Long-term debt was comprised of the following at February 28(29), 2019 and 2020:

	As of February 28, 2019	As of February 29, 2020
Revolver	$—	$—
Term Loan	25,000	—
Total 2014 Credit Agreement debt	25,000	—
Star mortgage	—	12,598
Other nonrecourse debt (1)	10,074	4,000
98.7FM nonrecourse debt	47,332	40,182
Current maturities	(32,150)	(8,008)
Unamortized original issue discount	(1,499)	(1,298)
Total long-term debt	$48,757	$47,474

(1)	The face value of other nonrecourse debt was $10.2 million at February 28, 2019.

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

Pursuant to the terms of the Mortgage, $10 million of combined proceeds from the Austin Partnership Transaction and the MediaCo Transaction were required to be used to repay Mortgage indebtedness. Accordingly, $6.5 million of the proceeds from the Austin Partnership Transaction were used to make a payment on October 4, 2019, and $3.5 million of the proceeds from the MediaCo Transaction were used to make a payment on November 29, 2019. As a result of these repayments, a loss on extinguishment of debt of $0.1 million was recognized in the quarter ended November 30, 2019, and the security interest in the 70 acres of land in Whitestown, Indiana was released by Star Financial.

The Mortgage is carried net of an unamortized original issue discount of $0.1 million as of February 29, 2020. The original issue discount is being amortized as additional interest expense over the life of the Mortgage using the effective interest method.

On January 8, 2020, Emmis Operating Company and Star Financial entered into an amendment to the Mortgage, whereby Emmis placed $8 million into a restricted cash account with Star to serve as additional collateral for the Mortgage, and Star agreed to remove certain operating covenants included in the Mortgage, including no longer requiring that the Company maintain a fixed charge coverage ratio of at least 1.10:1.00. Additionally, Emmis Indiana Broadcasting, L.P. was removed as a borrower under the Mortgage and the interest rate was lowered to 4.82%. The fees incurred in connection with this amendment were immaterial.

On April 12, 2019, Emmis entered into a $4 million term loan, by and between Emmis Operating Company, as borrower, and Barrett Investment Partners, LLC, as lender (the “Term Loan”). The Term Loan was due to expire on April 12, 2022 and was secured by a pledge of the Company’s controlling ownership interest in the Austin Partnership. Proceeds from the Austin Partnership Transaction were required to be used to pay all amounts outstanding under the Term Loan before the proceeds could be used for any other purpose. Emmis repaid all debts outstanding under the Term Loan on October 1, 2019 and recognized a loss on extinguishment of debt that was less than $0.1 million in the quarter ended November 30, 2019.

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

98.7FM Non-recourse Debt

On May 30, 2012, the Company, through wholly-owned, newly-created subsidiaries, issued $82.2 million of non-recourse notes. Teachers Insurance and Annuity Association of America, through a participation agreement with Wells Fargo Bank Northwest, National Association, is entitled to receive payments made on the notes. The notes are obligations only of the newly-created subsidiaries, are non-recourse to ECC and the rest of Emmis’ subsidiaries, and are secured by the assets of the newly-created subsidiaries, including the payments made to the newly-created subsidiary related to the 98.7FM LMA, which are guaranteed by Disney Enterprises, Inc. The notes bear interest at 4.1%. The 98.7FM non-recourse notes are carried on our consolidated balance sheets net of an original issue discount. The original issue discount, which was $1.4 million as of February 28, 2019 and $1.2 million as of February 29, 2020, is being amortized as additional interest expense over the life of the notes.

Other Non-recourse Debt

Other nonrecourse debt as of February 29, 2020 consisted of $4.0 million of notes payable issued by NextRadio, LLC.  As of February 29, 2020, the notes accrue interest at 2.0%. The first interest payment on these notes was due on August 15, 2018, but as of February 29, 2020, NextRadio, LLC has not made any interest payments to the lender. Although there are no penalties for nonpayment of interest or principal, the lender, at its election, may convert the notes and all unpaid interest to senior preferred equity of NextRadio, LLC's parent entity, TagStation, LLC, a wholly-owned subsidiary of ECC. The lender has given notice of its intent to convert the notes to senior preferred equity of TagStation, LLC, but the steps required to effect this conversion as defined in the loan agreement have not yet been completed. These notes are obligations of NextRadio, LLC and TagStation, LLC and are non-recourse to ECC and the rest of Emmis' subsidiaries. TagStation, LLC and Next Radio, LLC never achieved profitability, and during the year ended February 28, 2019, Emmis decided to cease further investments in TagStation, LLC and NextRadio, LLC. As a result, these businesses terminated the employment of all of their employees and have ceased all business activity.

Other nonrecourse debt as of February 28, 2019 consisted of the $4.0 million of notes payable issued by NextRadio, LLC and $6.2 million of notes payable issued by Digonex Technologies, Inc., which were recorded at fair value on June 16, 2014, the date that Emmis acquired a controlling interest in the company.  During the year ended February 29, 2020, Emmis deconsolidated Digonex Technologies, Inc., removing this nonrecourse third-party debt from its consolidated balance sheet.  See Note 15 for further discussion of the deconsolidation of Digonex Technologies, Inc.

Based on amounts outstanding at February 29, 2020, mandatory principal payments of long-term debt for the next five years and thereafter are summarized below:

Year ended February 28 (29),	Star Mortgage	98.7FM Nonrecourse Debt	Other Nonrecourse Debt	Total
2021	$254	$7,755	$—	$8,009
2022	295	8,394	4,000	12,689
2023	310	9,069	—	9,379
2024	325	9,783	—	10,108
2025	340	5,181	—	5,521
Thereafter	11,074	—	—	11,074
Total	$12,598	$40,182	$4,000	$56,780

6. FAIR VALUE MEASUREMENTS

As defined in ASC Topic 820, “Fair Value Measurement,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

Recurring Fair Value Measurements

The Company has no financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28 (29), 2019 and 2020.

Non-Recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis under circumstances and events that include those described in Note 8, Intangible Assets and Goodwill, and are adjusted to fair value only when the carrying values are more than the fair values. The categorization of the framework used to price the assets is considered a Level 3 measurement due to the subjective nature of the unobservable inputs used to determine the fair value (see Note 8 for more discussion).

During the quarter ended November 30, 2019, the Company completed the MediaCo Transaction, as described in Note 7. As a result of this, Emmis retained an approximately 23.72% equity ownership interest in MediaCo. This equity investment was measured at fair value of $5.5 million on the transaction date. On January 17, 2020, the Company made a taxable pro rata distribution of 0.1265 shares of MediaCo Class A common stock for each outstanding share of Emmis’ Class A and Class B common stock at the close of business on January 3, 2020. The distribution comprised our entire equity interest held in MediaCo.

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

For the year ended February 29, 2020

Sale of Austin Partnership

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

	For the year ended February 28 (29),
	2019	2020
Net revenues	$31,149	$19,539
Station operating expenses, excluding depreciation and amortization	20,772	13,428
Gain on sale of assets, net of disposition costs	—	(37,275)
Depreciation and amortization	504	120
Operating income	9,873	43,266
Interest expense	622	311
Income before taxes	$9,251	$42,955

Major classes of assets and liabilities of the Austin Partnership that were classified as held for sale in the accompanying consolidated balance sheet as of February 28, 2019 are as follows:

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

Sale of WQHT-FM and WBLS-FM

On November 25, 2019, Emmis contributed the assets and liabilities of WBLS-FM and WQHT-FM (the “Stations”) to MediaCo Holding Inc., an Indiana corporation (“MediaCo”) and in return, Emmis received $91.5 million in cash, a convertible promissory note payable to Emmis in the amount of $5.0 million and 1,666,667 shares of MediaCo Class A common stock (the “MediaCo Transaction”). These shares constituted all of the issued and outstanding MediaCo Class A common stock and represented in the aggregate an approximately 23.72% equity ownership interest and 3.02% of the outstanding voting interests of MediaCo immediately following the transaction. On January 17, 2020, we made a taxable pro rata distribution of 0.1265 shares of MediaCo Class A common stock for each outstanding share of Emmis’ Class A and Class B common stock at the close of business on January 3, 2020. The $5.0 million convertible promissory note carries interest at a base rate equal to the interest on MediaCo’s senior credit facility (currently London Interbank Offered Rate with a 2.0% floor plus 7.5%), or if no senior credit facility is outstanding, 6.00%, plus an additional 1.00% on any payment of interest in kind and, without regard to whether MediaCo pays such interest in kind, an additional increase of 1.00% following the second anniversary of the date of issuance and additional increases of 1.00% following each successive anniversary thereafter. The note is convertible, in whole or in part, into MediaCo Class A common stock at the option of Emmis beginning six months after issuance at a strike price equal to the thirty day volume weighted average price of the MediaCo Class A common stock on the date of conversion. The note matures on November 25, 2024. In addition, MediaCo’s net working capital as of the closing date must be reimbursed to Emmis within nine months of the MediaCo Transaction. As of February 29, 2020 Emmis has recorded a $6.5 million receivable from MediaCo related to this net working capital. SG Broadcasting LLC, an affiliate of Standard General L.P., a New York-based investment firm that manages event-driven opportunity funds (“Standard General”), purchased all of MediaCo’s Class B common stock, representing a 76.28% equity ownership interest. The common stock of MediaCo acquired by Standard General is entitled to ten votes per share and the common stock acquired by Emmis and distributed to Emmis’ shareholders is entitled to one vote per share. Emmis will continue to provide management services to the Stations under a Management Agreement, subject to the direction of the MediaCo board of directors which initially consists of four directors appointed by Standard General and three directors appointed by Emmis. Emmis will receive an annual management fee of $1.25 million, plus reimbursement of certain expenses directly related to the operation of MediaCo’s business. The employees of the Stations remain employees of Emmis, and are being leased to MediaCo.

Gross cash proceeds at closing, inclusive of purchase price adjustments, were $91.8 million, $3.5 million of which was used by Emmis to repay debt outstanding. Transaction-related expenses were approximately $2.2 million. The remaining cash will be used for general corporate purposes, including capital expenditures, working capital, and acquisitions and investments including the acquisition of a sound masking business in March 2020, as discussed in Note 18. Upon the closing of the transaction, Emmis deconsolidated these stations, recorded the retained investment at fair value, and recognized a gain on sale of $35.6 million.

The Stations have historically been included in our Radio segment. The following table summarizes certain operating results of the Stations for all periods presented. In accordance with ASC 205-20-45-6, Emmis has allocated interest on the debt that was required to be repaid as a result of this disposal transaction to the results of the Stations.

	For the year ended February 28 (29),
	2019	2020
Net revenues	$43,091	$35,828
Station operating expenses, excluding depreciation and amortization	30,949	25,831
Gain on sale of assets, net of disposition costs	—	(35,665)
Depreciation and amortization	1,318	417
Operating income	10,824	45,245
Interest expense	329	194
Income before taxes	$10,495	$45,051

Major classes of assets and liabilities of the Stations that are classified as held for sale in the accompanying consolidated balance sheet as of February 28, 2019 are as follows:

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

The St. Louis radio stations were operated pursuant to an LMA from March 1, 2018 through the closing of the transactions on April 30, 2018. Affiliates of Hubbard Radio and Entercom Communications Corp. paid an LMA fee to Emmis totaling $0.7 million during this period, which is included in net revenues in the accompanying consolidated statements of operations and in the summary of our St. Louis radio station results included below.

In connection with the sale of our St. Louis stations, the Company originally recorded $1.2 million of restructuring charges related to the involuntary termination of employees and estimated cease-use costs related to our leased St. Louis office facility, net of estimated sublease rentals. During the three months ended November 30, 2018, the Company revised its estimate of cease-use costs related to the St. Louis office facility, which resulted in an additional charge of $0.2 million. These charges are included in the gain on sale of radio and publishing assets, net of disposition costs in the accompanying consolidated statements of operations. The table below summarizes the activity related to our restructuring charge for the years ended February 28 (29), 2019 and 2020.

	For the year ended February 28 (29),
	2019	2020
Restructuring charges and estimated lease cease-use costs, beginning balance	$—	$1,099
Restructuring charges and estimated lease cease-use costs, St. Louis radio stations sale	1,424	-
Payments, net of accretion	(325)	(293)
Restructuring charges and estimated lease cease-use costs unpaid and outstanding	$1,099	$806

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

	For the year ended February 28 (29),
	2019	2020
Net revenues	$711	$—
Station operating expenses, excluding depreciation and amortization expense	505	—
Gain on sale of radio assets, net of disposition costs	(32,148)	—
Operating income	32,354	—
Interest expense	592	—
Income before income taxes	$31,762	$—

Unaudited pro forma summary information is presented below for the years ended February 28 (29), 2019 and 2020, assuming the dispositions discussed above and related mandatory debt repayments had occurred on the first day of the pro forma periods presented below.

	For the year ended February 28 (29),
	2019	2020
	(unaudited)	(unaudited)
Net revenues	$39,180	$39,377
Station operating expenses, excluding depreciation and amortization	38,354	33,001
Consolidated net loss	(6,661)	(25,038)
Net loss attributable to the Company	(9,388)	(26,472)
Net income per share - basic	$(0.74)	$(2.05)
Net income per share - diluted	$(0.74)	$(2.05)

8. INTANGIBLE ASSETS AND GOODWILL

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” the Company reviews goodwill and other intangibles at least annually for impairment. In connection with any such review, if the recorded value of goodwill and other intangibles is greater than its fair value, the intangibles are written down and charged to results of operations. FCC licenses are renewed every eight years at a nominal cost, and historically all of our FCC licenses have been renewed at the end of their respective eight-year periods. Since we expect that all of our FCC licenses will continue to be renewed in the future, we believe they have indefinite lives. Radio stations in a geographic market cluster are considered a single unit of accounting, provided that they are not being operated under a Local Marketing Agreement by another broadcaster.

Impairment testing

The Company generally performs its annual impairment review of indefinite-lived intangibles as of December 1 each year. At the time of each impairment review, if the fair value of the indefinite-lived intangible is less than its carrying value a charge is recorded to results of operations. When indicators of impairment are present, the Company will perform an interim impairment test. Impairment recorded as a result of our interim and annual impairment testing is summarized in the table below. We will perform additional interim impairment assessments whenever triggering events suggest such testing for the recoverability of these assets is warranted. The table below summarizes the results of our interim and annual impairment testing for the two years ending February 29, 2020. There was no impairment to recorded goodwill in either the year ended February 2019 or 2020.

	Interim Assessment	Annual Assessment	Total
Year Ended February 28, 2019	$—	$343	$343
Year Ended February 29, 2020	4,022	2,077	6,099

Valuation of Indefinite-lived Broadcasting Licenses

Fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine the fair value of our FCC licenses, the Company considered both income and market valuation methods when it performed its impairment tests. Under the income method, the Company projects cash flows that would be generated by each of its units of accounting assuming the unit of accounting was commencing operations in its respective market at the beginning of the valuation period. This cash flow stream is discounted to arrive at a value for the FCC license. The Company assumes the competitive situation that exists in each market remains unchanged, with the exception that its unit of accounting commenced operations at the beginning of the valuation period. In doing so, the Company extracts the value of going concern and any other assets acquired, and strictly values the FCC license. Major assumptions involved in this analysis include market revenue, market revenue growth rates, unit of accounting audience share, unit of accounting revenue share and discount rate. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control. The projections incorporated into our license valuations take into consideration then current economic conditions. Under the market method, the Company uses recent sales of comparable radio stations for which the sales value appeared to be concentrated entirely in the value of the license, to arrive at an indication of fair value.

Below are some of the key assumptions used in our income method annual impairment assessments. In recent years, we have reduced long-term growth rates in the markets in which we operate based on recent industry trends and our expectations for the markets going forward.

	December 1, 2018	December 1, 2019
Discount Rate	11.9% - 12.3%	11.9% - 12.4%
Long-term Revenue Growth Rate	0.3% - 1.0%	(0.6%)
Mature Market Share	12.9% - 30.2%	0.5% - 20.6%
Operating Profit Margin	26.0% - 38.0%	24.3% - 31.4%

As of February 2019 and 2020, excluding amounts classified as held for sale, the carrying amounts of the Company’s FCC licenses were $72.6 million and $66.5 million, respectively. These amounts are entirely attributable to our radio division. The table below presents the changes to the carrying values of the Company’s FCC licenses for the years ended February 2019 and 2020 for each unit of accounting.

	Change in FCC License Carrying Values
Unit of Accounting	As of February 28, 2018	Sale of Stations	Impairment	Reclassifications	As of February 28, 2019	Sale of Stations	Impairment	As of February 29, 2020
New York Cluster	$71,614	$—	$—	$(71,614)	$—	$—	$—	$—
WLIB-AM (New York)	—	—	—	8,349	8,349	—	(1,692)	6,657
98.7FM (New York)	46,390	—	—	—	46,390	—	(2,077)	44,313
Indianapolis Cluster	18,166	—	(343)	—	17,823	—	(2,330)	15,493
Subtotal	136,170	—	(343)	(63,265)	72,562	—	(6,099)	66,463
Assets held for sale
WBLS-FM and WQHT-FM	—	—	—	63,265	63,265	(63,265)	—	—
Austin Cluster	34,720	—	—	—	34,720	(34,720)	—	—
St. Louis Cluster	24,758	(24,758)	—	—	—	—	—	—
Grand Total	$195,648	$(24,758)	$(343)	$—	$135,827	$(63,265)	$(6,099)	$66,463

The Company recorded impairment charges related to FCC licenses in each of the past two years. Impairment charges recognized as part of our December 1, 2018 and 2019 annual testing were $0.3 million and $2.1 million, respectively. These impairments were mostly related to declining market revenues combined with lowered expectations for future long-term revenue growth rates as noted in the table above. In addition, in connection with an interim impairment review during the year ended February 29, 2020, the Company concluded the carrying value of certain FCC licenses exceeded their fair value by $4.0 million, and recorded an impairment charge in this amount.

During the two years ended February 2020, we sold radio stations in New York, Austin and St Louis. See Note 7 for more discussion of these transactions.

Goodwill and Definite-lived intangibles

The company has no goodwill or definite-lived intangible assets as of February 29, 2020. Goodwill and definite-lived intangible assets, all of which were attributable to our radio division, were $4.3 million and $0.8 million, respectively as of February 28, 2019. The carrying amounts of the Company's goodwill and definite-lived intangibles were classified as noncurrent assets held for sale in the accompanying consolidated balance sheet as of February 28, 2019 as they related to assets held by the Austin Partnership and WBLS-FM, both of which were sold during the year ended February 29, 2020.

The Company ceased recording amortization expense on its definite-lived intangible assets when they were classified as noncurrent assets held for sale during the three months ended August 31, 2019. Total amortization expense from definite-lived intangibles during the year ended February 28, 2019 and February 29, 2020 was $0.3 million and $0.1 million, respectively, all of which is included in discontinued operations, net of tax in the accompanying consolidated statements of operations.

9. LEASES

We determine if an arrangement is a lease at inception. We have operating leases for office space, tower space, equipment and automobiles expiring at various dates through August 2032. Some leases have options to extend and some have options to terminate. Beginning March 1, 2019 operating leases are included in operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities in our consolidated balance sheet.

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

Operating lease expense for operating lease assets is recognized on a straight-line basis over the lease term. Variable lease payments, which represent lease payments that vary due to changes in facts or circumstances occurring after the commencement date other than the passage of time, are expensed in the period in which the obligation for these payments was incurred. Variable lease expense recognized in the year ended February 29, 2020, was not material.

We elected not to apply the recognition requirements of ASC Topic 842, “Leases”, to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, we recognized lease payments in the consolidated statements of operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. We elected this policy for all classes of underlying assets. Short-term lease expense recognized in the year ended February 29, 2020 was not material.

The impact of operating leases to our consolidated financial statements was as follows:

Year Ended February 29, 2020
Lease Cost
Operating lease cost	$3,805
Other Information
Operating cash flows from operating leases	4,241
Right-of-use assets obtained in exchange for new operating lease liabilities[1]	28,821
Weighted average remaining lease term - operating leases (in years)	10.6
Weighted average discount rate - operating leases	5.9%

1 $3.0 million and $14.9 million of these assets were subsequently disposed of in the Austin Partnership Transaction and MediaCo Transaction, respectively.

As of February 29, 2020, the annual minimum lease payments of our operating lease liabilities were as follows:

Year ending February 28 (29),
2021	$1,376
2022	1,365
2023	1,372
2024	1,246
2025	968
After 2025	7,399
Total lease payments	13,726
Less imputed interest	3,744
Total recorded lease liabilities	$9,982

The Company subleases a number of properties to third parties. The Company recognized approximately $0.2 million and $0.5 million of sublease income for the years ended February 2019 and 2020, respectively.

The total minimum sublease rentals to be received in the future under noncancelable subleases as of February 29, 2020 were as follows:

Year ending February 28 (29),	Noncancelable Sublease rentals
2021	$341
2022	194
2023	191
2024	132
Total	$858

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

2017 Equity Compensation Plan

At the 2017 annual meeting, the shareholders approved the 2017 Equity Compensation Plan (the “2017 Plan”). Under the 2017 Plan, awards equivalent to 2.0 million shares of common stock may be granted. Furthermore, any unissued awards from prior equity compensation plans (or shares subject to outstanding awards that would again become available for awards under this plan) increases the number of shares of common stock available for grant under the 2017 Plan. The awards, which have certain restrictions, may be for incentive stock options, nonqualified stock options, shares of restricted stock, restricted stock units, stock appreciation rights or performance units. Under the 2017 Plan, all awards are granted with a purchase price equal to at least the fair market value of the stock except for shares of restricted stock and restricted stock units, which may be granted with any purchase price (including zero). The stock options under the 2017 Plan generally expire not more than 10 years from the date of grant. Under the 2017 Plan, awards equivalent to approximately 1.1 million shares of common stock were available for grant as of February 29, 2020.

b. 401(k) Retirement Savings Plan

Emmis sponsors a Section 401(k) retirement savings plan that is available to substantially all employees age 18 years and older who have at least 30 days of service. Employees may make pretax contributions to the plan up to 50% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service (“IRS”). Although Emmis may make discretionary matching contributions to the plan in the form of cash or shares of the Company’s Class A common stock, none were made during the two years ended February 29, 2020.

c. Defined Contribution Health and Retirement Plan

Emmis contributes to a multi-employer defined contribution health and retirement plan for employees who are members of a certain labor union. Amounts charged to expense related to the multi-employer plan were approximately $0.3 million and $0.2 million for the years ended February 2019 and 2020, respectively.

11. OTHER COMMITMENTS AND CONTINGENCIES

a. Commitments

The Company has various commitments under the following types of material contracts: (i) employment agreements and (ii) other contracts with annual commitments (mostly contractual services for audience measurement information) at February 29, 2020 as follows:

Year ending February 28 (29),	Employment Agreements	Other Contracts	Total
2021	$8,462	$5,458	$13,920
2022	2,682	5,584	8,266
2023	123	1,780	1,903
2024	123	—	123
2025	—	—	—
Thereafter	—	—	—
Total	$11,390	$12,822	$24,212

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

12. INCOME TAXES

The provision (benefit) for income taxes for the years ended February 2019, and 2020 consisted of the following:

	For the year ended February 28 (29),
	2019	2020
Current:
Federal	$8,597	$212
State	1,574	141
Total current	10,171	353
Deferred:
Federal	(4,347)	(6,544)
State	(2,272)	(2,888)
Total deferred	(6,619)	(9,432)
(Benefit) provision for income taxes	$3,552	$(9,079)

The provision (benefit) for income taxes for the years ended February 2019 and 2020 differs from that computed at the Federal statutory corporate tax rate as follows:

	For the year ended February 28 (29),
	2019	2020
Federal statutory income tax rate	21%	21%
Computed income tax provision at federal statutory rate	$2,625	$(7,164)
State income tax	(699)	(2,747)
Nondeductible stock compensation	63	(32)
Entertainment disallowance	180	89
Executive compensation	—	1,045
Change in federal valuation allowance	1,467	(888)
Tax attributed to noncontrolling interest	—	4
Federal tax credit	(85)	—
Reclassification of AMT credit	82	—
Other	(81)	614
(Benefit) provision for income taxes	$3,552	$(9,079)

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

The components of deferred tax assets and deferred tax liabilities at February 28, 2019 and February 29, 2020 were as follows:

	As of February 28 (29),
	2019	2020
Deferred tax assets:
Net operating loss carryforwards	$11,173	$4,395
Intangible assets	13,023	—
Compensation relating to stock options	1,506	1,559
Operating lease liabilities	—	2,795
Accrued rent	974	8
Tax credits	1,165	1,050
Investments in subsidiaries	148	610
Other	298	234
Valuation allowance	(26,724)	(4,227)
Total deferred tax assets	1,563	6,424
Deferred tax liabilities
Indefinite-lived intangible assets	(26,005)	(17,010)
Property and equipment	(698)	(273)
Deferred gain under opportunity zone	—	(11,655)
Right of use assets	—	(2,356)
Other	(92)	(109)
Total deferred tax liabilities	(26,795)	(31,403)
Net deferred tax liabilities	$(25,232)	$(24,979)

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

Due to the current year deferred gain under IRC §1400Z-2, regarding investment in a qualified opportunity fund, the Company is in a net DTL position of $3.7 million at the end of the year before considering indefinite-lived DTLs. The result is that a valuation allowance is only being recorded at the end of the year on state net operating losses and tax credits that the Company does not expect to be able to utilize. The Company decreased its valuation allowance by $22.5 million ($15.6 million federal decrease and $6.9 million state decrease), from $26.7 million as of February 28, 2019 to $4.2 million as of February 29, 2020.

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

The Company has state NOLs of $71 million available to offset future taxable income.  The state net operating loss carryforwards expire between the years ending February 2021 and February 2036. A valuation allowance has been provided for the net operating loss carryforwards related to states in which the Company no longer has operating results as it is more likely than not that substantially all of these net operating losses will expire unutilized.

The Company had $1.3 million of tax credits at February 29, 2020, including tax credits in California, Illinois, New Jersey and Texas, all of which have a full valuation allowance.

The Company has adopted FASB Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes”. ASC 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken within a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  As of February 29, 2020, the estimated value of the Company’s net uncertain tax positions is approximately $1.6 million, all of which is included as an offset to its related deferred tax asset.

The following is a tabular reconciliation of the total amounts of gross unrecognized tax benefits for the years ending February 28, 2019 and February 29, 2020:

	As of February 28 (29),
	2019	2020
Gross unrecognized tax benefit – opening balance	$(38)	$(22)
Gross increases - tax position	—	$(1,564)
Gross decreases – lapse of applicable statute of limitations	16	22
Gross unrecognized tax benefit – ending balance	$(22)	$(1,564)

Included in the balance of unrecognized tax benefits at February 28, 2019 and February 29, 2020 are $0.1 million and $1.2 million of tax benefits that, if recognized, would reduce the Company’s provision for income taxes. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities that could be different from this estimate.  In such case, the Company will record additional tax expense or tax benefit in the tax provision, or reclassify amounts on the accompanying consolidated balance sheets in the period in which such matter is effectively settled with the taxing authority.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued an immaterial amount of interest and $0.2 million of penalties during the year ending February 29, 2020 and in total, as of February 29, 2020, has recognized a liability for interest of $4 thousand and penalties of $0.2 million.

13. SEGMENT INFORMATION

The Company’s operations are currently aligned into two segments, Radio and Publishing. The Company combines the results of all other immaterial business activities in the “all other” category. Revenues of the “all other” category generally consist of revenues associated with dynamic pricing consulting services provided by Digonex. Our determination of reportable segments is consistent with the financial information regularly reviewed by the chief operation decision maker for purposes of evaluating performance, allocation resources, and planning and forecasting future periods. Corporate expenses are not allocated to reportable segments and are included in the “all other category”. The Company’s segments operate exclusively in the United States.

The accounting policies as described in the summary of significant accounting policies included in Note 1 to these consolidated financial statements, are applied consistently across segments.

Year Ended February 29, 2020	Radio	Publishing	All Other	Consolidated
Net revenues	$33,462	$4,407	$1,841	$39,710
Station operating expenses excluding depreciation expense	25,202	5,031	2,768	33,001
Corporate expenses excluding depreciation expense	—	—	18,841	18,841
Impairment losses	6,099	—	380	6,479
Depreciation	360	13	760	1,133
Gain on legal matter	—	—	(2,153)	(2,153)
Loss on sale of fixed assets	—	—	31	31
Operating income (loss)	$1,801	$(637)	$(18,786)	$(17,622)

Year Ended February 28, 2019	Radio	Publishing	All Other	Consolidated
Net revenues	$33,778	$4,678	$1,435	$39,891
Station operating expenses excluding depreciation expense	24,258	4,822	9,779	38,859
Corporate expenses excluding depreciation expense	—	—	10,313	10,313
Impairment losses	548	—	304	852
Depreciation	516	18	857	1,391
(Gain) loss on sale of radio and publishing assets, net of disposition costs	(32,148)	331	—	(31,817)
Loss on sale of fixed assets	1	—	—	1
Operating income (loss)	$40,603	$(493)	$(19,818)	$20,292

Total Assets	Radio	Publishing	All Other	Consolidated
As of February 28, 2019	$216,473	$728	$20,545	$237,746
As of February 29, 2020	91,865	694	129,433	221,992

14. EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE

As discussed in Note 7, on November 25, 2019, Emmis contributed the assets and liabilities of WBLS-FM and WQHT-FM to MediaCo, and in return, Emmis received $91.5 million in cash, a convertible promissory note payable to Emmis in the amount of $5.0 million and 1,666,667 shares of MediaCo Class A common stock. These shares constituted all of the issued and outstanding MediaCo Class A common stock and represented in the aggregate an approximately 23.72% equity ownership interest and 3.02% of the outstanding voting interests of MediaCo immediately following the transaction. On January 17, 2020, we made a taxable pro rata distribution of 0.1265 shares of MediaCo Class A common stock for each outstanding share of Emmis’ Class A and Class B common stock at the close of business of January 3, 2020. This distribution comprised our entire equity interest held in MediaCo. Equity in earnings (loss) of unconsolidated affiliate reflected in our consolidated statement of operations for the year ended February 29, 2020 represents our share of MediaCo’s net losses during this period associated with these shares.

15. DECONSOLIDATION OF ENTITY

During the quarter ended February 29, 2020, Emmis Operating Company, as collateral agent for secured creditors, accelerated the secured debt of Digonex Technologies, Inc. pursuant to a continuing default under Digonex’s secured notes payable and foreclosed on Digonex Technologies, Inc., taking possession of substantially all of Digonex Technologies, Inc.’s assets. These assets were then conveyed to a newly-formed entity, Emmis Dynamic Pricing, LLC, which is owned by the holders of the Digonex Technologies, Inc. secured debt pro rata to their share of the Digonex Technologies, Inc. secured debt. The transfer of assets from Digonex Technologies, Inc. to Emmis Dynamic Pricing, LLC was a transfer between entities under common control and so the assets were transferred at carryover basis. As a result of these actions, Digonex Technologies, Inc. no longer owns any assets, has any employees, or conducts any operating activity.

Prior to these actions, Emmis owned the following financial instruments of Digonex Technologies, Inc. that were eliminated in consolidation:

•	$11.1 million of convertible secured notes payable, which was convertible into Series A preferred stock of Digonex, and;
•	5,980,886 shares of Series A preferred stock.

Through its majority ownership of the Series A preferred stock, Emmis elected 4 of the 7 members of the board of directors of Digonex Technologies, Inc., appointed the CEO, and was deemed to control the entity. Accordingly, from the time of its initial investment in Digonex Technologies, Inc. in June 2014 through foreclosure in December 2019, Emmis consolidated the financial statements of Digonex Technologies, Inc. in its consolidated financial statements.

In December 2019, all four of the directors elected by Emmis resigned from the board of Digonex Technologies, Inc. (as well as the three independent directors). Furthermore, on February 3, 2020, Emmis informed the registered agent of Digonex Technologies, Inc. that it was surrendering for no consideration its entire interest in the Series A preferred stock. In addition, Emmis informed the registered agent that it was unconditionally and irrevocably waiving, on behalf of itself and any successors or assigns, its right to convert the convertible secured notes payable into Series A preferred stock under the terms of the convertible secured notes payable.

As a result of these actions, as of February 3, 2020, Emmis held no variable interests in Digonex Technologies, Inc. and had no ability to control the entity going forward. Thus, Emmis deconsolidated Digonex Technologies, Inc. from its consolidated financial statements in the quarter and year ended February 29, 2020. The loss on deconsolidation stems from the removal of noncontrolling interests, which reflects the accumulated losses of Digonex Technologies, Inc. previously allocated to the holders of Digonex Technologies, Inc.’s common stock, partially offset by the deconsolidation of third party debt.

16. OTHER INCOME

Components of other income for the years ended February 2019 and 2020, were as follows:

	For the year ended February 28 (29),
	2019	2020
Interest income	$132	$730
Other	7	—
Total other income	$139	$730

17. RELATED PARTY TRANSACTIONS

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

As a result of the MediaCo Transaction described in Note 7, Emmis continues to provide management services to MediaCo under a Management Agreement, subject to the direction of the MediaCo board of directors which consists of four directors appointed by Standard General and three directors appointed by Emmis. Emmis receives an annual management fee of $1.25 million, plus reimbursement of certain expenses directly related to the operation of MediaCo’s business. $0.3 million of income was recognized in the year ended February 29, 2020 in relation to the Management Agreement, $0.1 million of which has not been received from MediaCo as of February 29, 2020.

Additionally, under the Employee Leasing Agreement, the employees of WBLS-FM and WQHT-FM remain employees of Emmis and MediaCo reimburses Emmis for the cost of these employees, including health and benefit costs. The initial term of the Employee Leasing Agreement lasts through December 31, 2020, and automatically renews for successive six-month periods, unless otherwise terminated upon the occurrence of certain events. $2.7 million of reimbursement was recognized in the year ended February 29, 2020, $0.2 million of which has not yet been received from MediaCo as of February 29, 2020.

As a result of the transaction described above, on November 25, 2019, we received a convertible promissory note from MediaCo in the amount of $5.0 million. The terms of this note are described in Note 7.

18. SUBSEQUENT EVENTS

On March 10, 2020, through wholly-owned subsidiaries, Emmis acquired substantially all of the assets used and useful in the sound masking business of Lencore Acoustics Corporation for $75.1 million in cash. The purchased assets include approximately $5.3 million of working capital. The purchase price is subject to customary working capital adjustments. In connection with this acquisition, Emmis incurred approximately $3.1 million of transaction fees and expenses. Transaction costs are expensed as incurred. Approximately $0.8 million of the transaction fees and expenses are included in corporate expenses excluding depreciation expense for the year ended February 29, 2020. The remaining $2.3 million of transaction fees and expenses were incurred in March 2020 and will be recognized in our consolidated statement of operations for the year ended February 28, 2021.

In March 2020 the World Health Organization declared the global novel coronavirus disease 2019 (COVID-19) outbreak a pandemic. As of the date these financial statements were filed, we have felt impact of COVID-19 on all of our segments. The Company’s operations are being adversely affected as a result of COVID-19, with certain advertisers cancelling their orders and an overall reduction in new advertising orders. Futhermore, many of the clients for our dynamic pricing consulting services remain closed to the public. The full extent of the impact is not known at this point as the scale and severity of the outbreak, coupled with the response from federal, state and local governments, is still unknown.

In April 2020, the Company applied for and received a loan in the amount of $4.8 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Amounts received under this loan are expected to be used to continue to employ and pay our employees without reduction, despite the adverse impact the COVID-19 pandemic is having on our businesses. As provided for in the CARES Act and subsequent regulations, to the extent loan proceeds are used to continue payroll and pay no more than a certain amount of rent, utilities, and interest, the loan is to be forgiven by the U.S. government. We expect that a substantial portion, if not all, of the loan we received will be forgiven based on the expected use of proceeds. Of the $4.8 million received, approximately $1.5 million is attributable to the employees we lease to MediaCo and MediaCo is expected to derive the benefits thereof.

On April 22, 2020, Emmis and MediaCo entered into a Loan Proceeds Participation Agreement (the “LPPA”) pursuant to which (i) Emmis agreed to use certain of the proceeds of the loan Emmis received pursuant to the Paycheck Protection Program under the CARES Act (the “PPP Loan”) to pay certain wages of employees leased to MediaCo pursuant to that certain Employee Leasing Agreement, dated as of November 25, 2019, between Emmis and MediaCo, (ii) Emmis agreed to waive up to $1.5 million in reimbursement obligations of MediaCo to Emmis under the Leasing Agreement to the extent that the PPP Loan is forgiven, and (iii) MediaCo agreed to promptly pay Emmis an amount equal to 31.56% of the amount of the PPP Loan, if any, that Emmis is required to repay, up to the amount of the reimbursement obligations forgiven under (ii) above. Standard General L.P., on behalf of all of the funds for which it serves as an investment advisor, agreed to guaranty MediaCo’s obligations under the LPPA.

On April 21, 2020, the Board of Directors of Emmis determined to voluntarily delist the Company’s Class A Common Stock from The Nasdaq Stock Market LLC (“Nasdaq”). The Company notified Nasdaq of the Board’s determination on April 24, 2020.

The Company filed, on May 4, 2020, a Form 25 requesting the delisting of its Class A Common Stock from Nasdaq and the deregistration of its common stock under Section 12(b) of the Exchange Act. After the effectiveness of the Form 25, the Company intends to file with the SEC, on May 14, 2020, a Form 15 requesting the deregistration of its Class A Common Stock under Section 12(g) of the Exchange Act and the suspension of the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act. After delisting, the Company’s Class A Common Stock may be eligible for quotation on the OTC Markets Group if market makers commit to making a market in the Company’s shares. The Company can provide no assurance that trading in its Class A Common Stock will continue on the OTC Markets Group or otherwise.

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

Based upon the Controls Evaluation, our CEO and CFO concluded that as of February 29, 2020, our Disclosure Controls are effective to ensure that information relating to Emmis Communications Corporation and Subsidiaries that is required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of February 29, 2020, based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Emmis Communications Corporation’s internal control over financial reporting is effective as of February 29, 2020.

Jeffrey H. Smulyan    Chairman and Chief Executive Officer

Ryan A. Hornaday    Executive Vice President, Chief Financial Officer and Treasurer

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors or nominees to be directors of Emmis is incorporated by reference from the sections entitled “Proposal 1: Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Certain Committees of the Board of Directors,” and “Corporate Governance – Code of Ethics” in the proxy statement for the Annual Meeting of Shareholders expected to be filed within 120 days after the end of the fiscal year to which this report applies. Information about executive officers of Emmis or its affiliates who are not directors or nominees to be directors is presented in Part I under the caption “Information about our Executive Officers.”

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

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2004 Equity Compensation Plan, 2010 Equity Compensation Plan, 2012 Equity Compensation Plan, 2015 Equity Compensation Plan, 2016 Equity Compensation Plan and 2017 Equity Compensation Plan as of February 29, 2020. Our shareholders have approved these plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Class A common stock
Equity Compensation Plans
Approved by Security Holders	3,218,233	$4.56	1,107,970
Equity Compensation Plans
Not Approved by Security Holders	—	—	—
Total	3,218,233	$4.56	1,107,970

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

Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Emmis Communications Corporation, as amended effective July 7, 2016		8-K		3.1	7/7/2016
3.2	Second Amended and Restated Bylaws of Emmis Communications Corporation		10-K	2/28/2013	3.2	5/8/2013
4.1	Description of Capital Stock		10-K	2/28/2019	4.1	5/9/2019
10.1	Employment Agreement with Ryan A. Hornaday effective March 1, 2019.		8-K		10.1	3/6/2019
10.2	Change in Control Severance Agreement with Ryan A. Hornaday effective March 1, 2019.		8-K		10.2	3/6/2019
10.3	Change in Control Severance Agreement with Patrick M. Walsh effective March 1, 2019.		8-K		10.3	3/6/2019
10.4	Employment Agreement, dated as of March 1, 2019 by and between Emmis Operating Company and Paul V. Brenner ++		10-K		10.10	5/9/2019
10.5	Purchased Interest Agreement, dated as of June 7, 2019, by and between Emmis Operating Company, and Sinclair Telecable, Inc.		8-K		10.1	6/10/2019
10.6	Contribution and Distribution Agreement, dated as of June 28, 2019, by and between Emmis Communications Corporation, MediaCo Holding Inc., and SG Broadcasting LLC.		8-K		10.1	7/1/2019
10.7	Employment Agreement, dated as of August 1, 2019, by and between Emmis Operating Company and Patrick M. Walsh.		8-K		10.1	8/2/2019
10.8	Unsecured Convertible Promissory Note by MediaCo Holding Inc. in favor of Emmis Communications Corporation, dated November 25, 2019.		8-K		10.1	11/25/2019
10.9	Employee Leasing Agreement, between Emmis Operating Company and MediaCo Holding Inc., dated November 25, 2019.#		8-K		10.2	11/25/2019
10.10	Management Agreement, between Emmis Operating Company and MediaCo Holding Inc., dated November 25, 2019.#		8-K		10.3	11/25/2019
10.11	Shared Services Agreement (WLIB), between Emmis Operating Company and MediaCo Holding Inc., dated November 25, 2019.#		8-K		10.4	11/25/2019
10.12	Shared Services Agreement (WEPN), between Emmis Operating Company and MediaCo Holding Inc., dated November 25, 2019.#		8-K		10.5	11/25/2019
10.13	Local Programming and Marketing Agreement between WBLS-WLIB, LLC and MediaCo Holding Inc., dated November 25, 2019.		8-K		10.6	11/25/2019
10.14	Antenna Site Agreement between WBLS-WLIB Tower, LLC and MediaCo Holding Inc., dated November 25, 2019.#		8-K		10.7	11/25/2019
10.15	Amended and Restated Loan Agreement, dated as of January 8, 2020, by and among Emmis Operating Company and Star Financial Bank		10-Q	11/30/2019	10.8	1/9/2020
21	Subsidiaries of Emmis	X

24	Powers of Attorney	X
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

++	Management contract or compensatory plan or arrangement.
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

EMMIS COMMUNICATIONS CORPORATION

Date: May 14, 2020	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: May 14, 2020	/s/ Jeffrey H. Smulyan	Chairman of the Board, Chief Executive Officer
	Jeffrey H. Smulyan	and Director (Principal Executive Officer)

Date: May 14, 2020	/s/ Ryan A. Hornaday	Executive Vice President, Chief Financial Officer
	Ryan A. Hornaday	and Treasurer (Principal Financial Officer and
Principal Accounting Officer)

Date: May 14, 2020	/s/ Patrick M. Walsh	President, Chief Operating Officer and Director
Patrick M. Walsh

Date: May 14, 2020	Susan B. Bayh*	Director
Susan B. Bayh

Date: May 14, 2020	James M. Dubin*	Director
James M. Dubin

Date: May 14, 2020	Gary L. Kaseff*	Director
Gary L. Kaseff

Date: May 14, 2020	Richard A. Leventhal*	Director
Richard A. Leventhal

Date: May 14, 2020	Peter A. Lund*	Director
Peter A. Lund

Date: May 14, 2020	Greg A. Nathanson*	Director
Greg A. Nathanson

Date: May 14, 2020	Lawrence B. Sorrel*	Director
Lawrence B. Sorrel

*By:	/s/ J. Scott Enright
J. Scott Enright Attorney-in-Fact