Form 10-K/A
period 2020-02-29
EMMIS COMMUNICATIONS CORP
filed 2020-06-24
CIK 783005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No 1.)

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

The number of shares outstanding of each of Emmis Communications Corporation’s classes of common stock, as of June 19, 2020, was:

12,156,766         Class A Common Shares, $.01 par value

1,242,366     Class B Common Shares, $.01 par value

          0          Class C Common Shares, $.01 par value

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended February 29, 2020 (the “Original Filing”), originally filed with the Securities and Exchange Commission on May 14, 2020, in order to provide disclosure under Part III of the Original Filing that was omitted pursuant to Instruction G(3) of Form 10-K.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

FORM 10-K/A

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors

Susan B. Bayh, (1) Age 60; Director since 1994

Mrs. Bayh was the Commissioner of the International Joint Commission of the United States and Canada until 2001. She served as a Distinguished Visiting Professor at the College of Business Administration at Butler University from 1994 through 2003. Previously, she was an attorney with Eli Lilly & Company. She is a director of Indiana University School of Public and Environmental Affairs. Mrs. Bayh also serves as an adjunct professor and is on the Board of Visitors at the University of Southern California Gould School of Law where she has taught since September 2015.

James M. Dubin, Age 73; Director since 2012

Mr. James Dubin is Executive Chairman of the Board as well as a member of the Audit Committee of Conair Corporation, a manufacturer and marketer of health and beauty products and kitchen and electrical appliances.  He is also a member of the Board of Directors and the Audit Committee of Omega Flex, Inc., a leading manufacturer of flexible metal hose. Mr. Dubin also serves on the Board of Directors for several non-profit organizations.  He was a Partner of the international law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP for thirty years until his retirement in 2012.

Gary L. Kaseff, Age 72; Director since 1994

Mr. Kaseff became Executive Vice President and General Counsel of Emmis in 1998, resigning that position effective March, 2009. He remains employed by Emmis on a part-time basis. Before becoming general counsel, Mr. Kaseff practiced law in Southern California. Previously, he was President of the Seattle Mariners Major League Baseball team and partner with the law firm of Epport & Kaseff.

Richard A. Leventhal, Age 73; Director since 1992

Mr. Leventhal is President and majority owner of LMCS, LLC, an investment, management and consulting company, and is a director of WastePoint, LLC, a concierge trash and recycling company. Previously, Mr. Leventhal founded, co-owned and operated Top Value Fabrics, Inc., a wholesale fabric and textile company in Carmel, Indiana, for 27 years.

Peter A. Lund, (1) Age 79; Director since 2002

Mr. Lund is the former President and CEO of CBS.   In a career spanning 20 years at the company, he held numerous positions including:  Managing the CBS TV stations in New York and Chicago, President of the CBS Television Stations Division, President of CBS Sports and President of the CBS Television Network. He is a past director of DIRECTV, The Hallmark Channel, Nielsen Media Research, Lycos and Razorfish.

Greg A. Nathanson, Age 73; Director since 1998

Mr. Nathanson joined Emmis in 1998 as Television Division President, resigning effective October 1, 2000. He is currently a media consultant. Mr. Nathanson has over 40 years of television broadcasting experience, having served as President of Programming and Development for Twentieth Television from 1996 to 1998; as General Manager of KTLA-TV in Los Angeles, California from 1992 to 1996; and as General Manager of the Fox television station KTTV from 1988 to 1992. In addition, he was President of all television stations owned and operated by Fox Television from 1990 to 1992.

Jeffrey H. Smulyan, Age 73; Director since 1979

Mr. Smulyan founded Emmis in 1979 and is the Chairman of the board of directors and Chief Executive Officer. He has held the positions of Chairman of the board of directors and Chief Executive Officer since 1981 and was President until August 2015. Mr. Smulyan began working in radio in 1973, and has owned one or more radio stations since then. Formerly, he was also the owner and chief executive officer of the Seattle Mariners Major League Baseball team. He is former Chairman of the Radio Advertising Bureau; a former director of The Finish Line, a sports apparel manufacturer; and serves as a Trustee of his alma mater, the University of Southern California. Among other awards, Mr. Smulyan has received the National Radio Award, been inducted into the Broadcasting and Cable Hall of Fame, been named a “Giant of Broadcasting” by the Library of American Broadcasting, and been honored as an Indiana Living Legend.

Lawrence B. Sorrel, Age 61; Director since 1993

Mr. Sorrel is Managing Partner of Tailwind Capital, a growth oriented private equity firm with over $3 billion under management. Prior to founding Tailwind, he was a general partner of private equity firm Welsh, Carson, Anderson & Stowe and a Managing Director of Morgan Stanley, where he was a senior executive in the private equity business.

Patrick M. Walsh, Age 53; Director since 2008

Mr. Walsh became President and Chief Operating Officer of Emmis in August 2015. Previously, he was Executive Vice President, Chief Financial Officer and Chief Operating Officer, having joined Emmis in September 2006. Mr. Walsh came to Emmis from iBiquity Digital Corporation (now Xperi Corporation), the developer and licensor of HD Radio technology, where he served as Chief Financial Officer and Senior Vice President from 2002 to 2006. Prior to joining iBiquity, Mr. Walsh was a management consultant for McKinsey & Company, and served in various management positions at General Motors and Deloitte.

______________

(1)	Independent director elected by the holders of the Class A common stock voting as a separate class.

The Corporate Governance and Nominating Committee believes that well-functioning boards consist of a diverse collection of individuals that bring a variety of complementary skills. Although the board of directors does not have a formal policy with regard to the consideration of diversity in identifying directors, diversity is one of the factors that the Corporate Governance and Nominating Committee may, pursuant to its charter, take into account in identifying director candidates. The Corporate Governance and Nominating Committee generally considers each director eligible for nomination in the broad context of the overall composition of our board of directors with a view toward constituting a board that, as a body, possesses the appropriate mix of skills and experience to oversee our business. Depending on current membership of our board of directors, the Corporate Governance and Nominating Committee also may decide to seek or give preference to a qualified candidate who is female or adds to the ethnic diversity of the board. The experience, qualifications, attributes, or skills that led the Corporate Governance and Nominating Committee to conclude that each of the members of the board of directors nominated by the Corporate Governance and Nominating Committee should serve on the board are generally described below:

Susan B. Bayh

Mrs. Bayh is a lawyer with extensive experience in corporate governance and regulatory matters. She has served as a director of several large and small companies in the highly-regulated pharmaceutical and insurance industries. Her experience as a Commissioner of the International Joint Commission of the United States and Canada also provides international relations perspective relevant to our past, and consideration of future, operations in foreign regulatory environments.

James M. Dubin

Mr. Dubin is a lawyer with over 30 years of experience advising businesses on large corporate and securities transactions. During that time, he served for 11 years as chairman of his firm’s finance committee, with responsibility for oversight of the financial affairs of an enterprise with over $500 million in revenues. He has served as a director of Carnival Corporation & PLC and Conair Corporation, and as executive chairman of the board and a member of Conair Corporation’s audit committee. His experience with financial markets and complex financing transactions, corporate governance and executive compensation matters, and mergers and acquisitions is helpful to us.

Gary L. Kaseff

Mr. Kaseff is a lawyer with extensive knowledge of the legal issues arising in the broadcast and publishing industries.

Richard A. Leventhal

Mr. Leventhal is the former owner and operator of a small business, with experience in financial and operational issues affecting organizations, as well as management and development experience. He also brings the perspective to the board of a substantial segment of our local advertisers.

Peter A. Lund

Mr. Lund has over 40 years of experience in the broadcasting industry, with particular concentration in the ownership and operation of radio and television stations. He is also familiar with broadcasting network operations.

Greg A. Nathanson

Mr. Nathanson has extensive experience in the broadcasting industry, encompassing both individual station and network operations. He also has an insider’s view of the operation of our company, having served as an executive officer until 2000.

Jeffrey H. Smulyan

Mr. Smulyan is the founder and Chief Executive Officer of Emmis, with extensive broadcasting experience. His experience ranges from running an individual radio station to chairing significant broadcast industry groups. He has developed with the Emmis team a variety of new and highly successful radio formats that contributed to the company’s growth and sustained the company during economic downturns. As our Chief Executive Officer and a recognized industry leader, Mr. Smulyan provides the board with information about the daily operations of the company as well as strategic insights into the broadcast industry and future trends that will likely affect the company’s operations. His experiences with sports management, and as a former director of a retail company, are also valuable to the company’s programming operations and customer relations activities.

Lawrence B. Sorrel

Mr. Sorrel has served as a board member of more than 40 mid-sized businesses and has extensive experience with the purchase, sale and financing of businesses in the communications industry and with credit profiles similar to ours. Mr. Sorrel’s experience in the private equity industry adds a long-term strategic perspective to the board’s deliberations.

Patrick M. Walsh

Mr. Walsh serves as the company’s President and Chief Operating Officer. In addition to his background in finance, accounting and operations, Mr. Walsh has experience as a management consultant and has served in financial and operational capacities in a business that sold technology to the radio industry. He offers the board an inside view of the company’s finances and operations along with a strategic perspective on aspects of the radio broadcasting industry’s future.

Executive Officers

Information about executive officers of Emmis who are not directors is presented in Part 1 under caption “Executive Officers of Registrant.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of existing common stock, to file with the Securities and Exchange Commission reports detailing their ownership of existing common stock and changes in such ownership. Officers, directors and greater-than-10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, we believe that during the last fiscal year all officers, directors and greater-than-10% shareholders complied with the filing requirements of Section 16(a), except that Richard Leventhal failed to timely report the exercise of stock options, and Mr. Smulyan failed to timely report a grant of stock options that he receives under his employment agreement on the first business day of each fiscal year.

Code of Ethics

Emmis has adopted a Code of Business Conduct and Ethics to document the ethical principles and conduct we expect from our employees, officers and directors. A copy of our Code of Business Conduct and Ethics is available in the Corporate Governance section of our website (www.emmis.com) located under the Investors heading.

Certain Committees of the Board of Directors

Our board of directors currently has several committees, including an Audit Committee, a Corporate Governance and Nominating Committee, a Compensation Committee and an Executive Committee.

Audit Committee. The Audit Committee’s primary responsibility is to engage our independent auditors and otherwise to monitor and oversee the audit process. The Audit Committee also undertakes other related responsibilities as summarized in the Report of the Audit Committee below and detailed in the Audit Committee Charter, which is available in the Corporate Governance section of our website (www.emmis.com) located under the Investors heading. The board of directors has determined that the members of the Audit Committee, Richard A. Leventhal (chair), James M. Dubin, Peter A. Lund and Lawrence B. Sorrel, are independent directors under the Securities Exchange Act of 1934 and the Nasdaq listing standards. The board of directors has also determined that Lawrence B. Sorrel is an “Audit Committee financial expert” as defined in rules adopted under the Securities Exchange Act of 1934. The Audit Committee held four meetings during the last fiscal year.

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee’s primary responsibility is to assist the board of directors by (1) evaluating and assessing corporate governance issues affecting Emmis and (2) identifying individuals qualified to become members of the board of directors and recommending nominees to the board of directors for the next annual meeting of shareholders. The Corporate Governance and Nominating Committee charter is available in the Corporate Governance section of our website (www.emmis.com) located under the Investors heading. The Corporate Governance and Nominating Committee evaluates current members of the board of directors and potential candidates with respect to their independence, business, strategic and financial skills, as well as overall experience in the context of the needs of the board of directors as a whole. The Corporate Governance and Nominating Committee typically concentrates its focus on candidates with the following characteristics and qualifications, though not necessarily limited thereto:

•	Chief executive officers or senior executives, particularly those with experience in broadcasting, finance, marketing and information technology.
•	Individuals representing diversity in gender and ethnicity.
•	Individuals who meet the current criteria to be considered as independent directors.

The Corporate Governance and Nominating Committee will consider and evaluate potential nominees submitted by holders of our Class A common stock to our corporate secretary on or before the date for shareholder nominations specified in the “Shareholder Proposals” section of this proxy statement. These potential nominees will be considered and evaluated using the same criteria as potential nominees obtained by the Corporate Governance and Nominating Committee from other sources.

In its assessment of each potential candidate, including those recommended by shareholders, the Corporate Governance and Nominating Committee takes into account all factors it considers appropriate, which may include (a) ensuring that the board of directors, as a whole, is diverse and consists of individuals with various and relevant career experience, relevant technical skills, industry knowledge and experience, financial expertise (including expertise that could qualify a director as an “audit committee financial expert,” as that term is defined by the rules of the SEC), local or community ties, and (b) minimum individual qualifications, including strength of character, mature judgment, familiarity with our business and related industries, independence of thought and an ability to work collegially. The Corporate Governance and Nominating Committee also may consider the extent to which the candidate would fill a present need on the board of directors. Typically, after conducting an initial evaluation of a candidate, the Corporate Governance and Nominating Committee will interview that candidate if it believes the candidate might be suitable to be a director and may ask the candidate to meet with other directors and management. If the Corporate Governance and Nominating Committee believes a candidate would be a valuable addition to the board of directors, it will recommend to the full board that candidate’s nomination as a director.

The members of the Corporate Governance and Nominating Committee are Susan B. Bayh (chair), James M. Dubin, Richard A. Leventhal, and Greg A. Nathanson, all of whom are “independent directors” under Nasdaq standards. The Corporate Governance and Nominating Committee held one meeting during the last fiscal year.

Compensation Committee. The Compensation Committee provides a general review of our compensation and benefit plans for executive officers to ensure that our corporate objectives are met, establishes compensation arrangements and approves compensation payments to our executive officers, and generally administers our stock option and incentive plans for executive officers. The Compensation Committee’s charter is available in the Corporate Governance section of our website (www.emmis.com) located under the Investors heading. The members of the Compensation Committee are Peter A. Lund (chair), Susan B. Bayh, James M. Dubin and Lawrence B. Sorrel, all of whom are independent directors under Nasdaq standards. The Compensation Committee held four meetings during the last fiscal year.

Executive Committee. The Executive Committee has the authority to manage the business of the corporation to the same extent that the board of directors has the authority to manage the business of the corporation except to the extent that the executive committee’s powers may be limited by Ind. Code § 23-1-34-6(e). The members of the Executive Committee are Jeffrey H. Smulyan (chair), Susan B. Bayh, James M. Dubin, Richard A. Leventhal and Lawrence B. Sorrel. The Executive Committee held no meetings during the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded to, earned by, or paid to the principal executive officer and the two most highly compensated executive officers during the last fiscal year other than the principal executive officer (collectively, the “Named Executive Officers”) during the fiscal years ended February 28, 2019 and February 29, 2020.

2020 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Stock Awards (3) ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
Jeffrey H. Smulyan,	2020	1,057,123	2,625,000	—	61,489	34,820	3,778,432
Chairman and Chief Executive	2019	1,027,149	1,000,000	422,000	76,009	34,002	2,559,160
Officer				99,999
Patrick M. Walsh,	2020	642,568	1,275,000	157,500	99,504	17,142	2,191,714
President and Chief Operating	2019	636,153	—	—	—	17,207	653,360
Officer
Ryan A. Hornaday	2020	428,230	637,500	92,000	81,985	24,307	1,264,022
Executive Vice President, Chief	2019	417,372	—	—	—	17,502	434,874
Financial Officer & Treasurer

(1)

During a portion of the fiscal year ended February 29, 2020, ten percent (10%) of each executive officer’s salary was paid in shares of our Class A common stock, valued at the $3.61 and $5.53 per-share closing price on May 10, 2019, and July 29, 2019, respectively.  In the fiscal year ended February 28, 2019, ten percent (10%) of each executive officer’s salary was paid in shares of our Class A common stock, valued at the $5.35, $4.97, $4.37, and $3.95 per-share closing price on May 10, 2018, July 30, 2018, October 29, 2018, and January 28, 2019, respectively.

(2)

Amounts paid in fiscal 2020 constitute bonuses awarded on November 29, 2019 following the closing of the MediaCo transaction.  Amounts paid to Mr. Smulyan in fiscal 2019 represent a signing bonus paid in connection with Mr. Smulyan’s new employment agreement on June 29, 2018.

(3)

A discussion of the assumptions used in calculating these values may be found in Note 4 to our audited financial statements beginning on page 45 of our annual report on Form 10-K for the fiscal year ended February 29, 2020 and in Note 4 to our audited financial statements beginning on page 59 of our annual report on Form 10-K for the fiscal year ended February 28, 2019.

(4)	The following table sets forth the items comprising “All Other Compensation” for each named executive officer.

Name	Year	Perquisites and Other Personal Benefits (A) ($)	Tax Reimbursements (B) ($)	Insurance Premiums (C) ($)	Company Contributions to Retirement and 401(k) Plans ($)	Other Payments (D) ($)	Total ($)
Jeffrey H. Smulyan	2020	24,000	828	10,002	—	—	34,830
	2019	24,000	—	10,002	—	—	34,002
Patrick M. Walsh	2020	12,000	—	5,142	—	—	17,142
	2019	12,000	74	5,133	—		17,207
Ryan A. Hornaday	2020	12,000	2,408	5,093	—	4,806	24,307
	2019	12,000	414	5,088	—	—	17,502

(A) Represents amounts paid as an automobile allowance.

(B)

Represents taxes paid on certain life insurance provided to all our full-time employees, as well as taxes for Mr. Hornaday relating to his receipt of a watch commemorating his twentieth anniversary with the company.

(C) Represents reimbursements for premiums for life, disability or long-term care insurance, as well as the value of certain insurance provided to all our full-time employees.

(D)	Represents the value of a watch commemorating Mr. Hornaday’s twentieth anniversary with the company.

Employment Agreements

All share amounts have been adjusted to reflect the company’s one-for-four reverse stock split effective July 7, 2016.

On December 26, 2012, we entered into an employment agreement with Jeffrey H. Smulyan with an initial term expiring on February 29, 2016, that continued his position as our Chairman and Chief Executive Officer. Mr. Smulyan’s base salary was $900,000 for the first year, $925,000 for the second year, and $950,000 for the third year. Following the initial three-year term, Mr. Smulyan’s employment agreement automatically renewed for additional one-year terms, unless either the company or Mr. Smulyan elected not to renew on or before December 31 of the renewal term. Mr. Smulyan’s base salary increased by $25,000 during each renewal term. Mr. Smulyan received a $700,000 signing bonus in connection with execution of the agreement, and the company forgave the balance of a loan payable from Mr. Smulyan which had a balance on November 30, 2012 of $1,151,966. Mr. Smulyan’s annual incentive compensation target was 125% of his base salary and was to be paid, if at all, based upon achievement of certain performance goals determined by our Compensation Committee. The company retained the right to pay any annual incentive compensation in cash or shares of our Class A common stock. Each year the agreement remained in effect, Mr. Smulyan was entitled to receive an option to acquire 37,500 shares of Class A common stock. On or about March 1, 2013, Mr. Smulyan received a grant of 100,000 restricted shares of Class A common stock, 43,750 of which vested on March 1, 2014, 28,125 of which vested on March 1, 2015 and 28,125 of which vested on March 1, 2016. Mr. Smulyan received a $2,000 monthly automobile allowance, was reimbursed for up to $10,000 per year in premiums for life and disability insurance, and retained the right to participate in all company employee benefit plans for which he is otherwise eligible. The agreement was subject to termination by our board of directors for cause (as defined in the agreement), and by Mr. Smulyan for good reason (as defined in the agreement). Mr. Smulyan was entitled to certain termination benefits upon disability or death, and certain severance benefits.

Effective June 29, 2018, we entered into a new employment agreement with Mr. Smulyan, who continues to serve as our Chairman of the board of directors and Chief Executive Officer. Consistent with Mr. Smulyan’s prior employment agreement, his base salary was $1,025,000 through February 28, 2019, and is to increase $25,000 for each succeeding fiscal year. The initial term of the employment agreement runs through February 28, 2022, and will automatically renew thereafter for additional one-year terms unless either the company or Mr. Smulyan provides the other with written notice of non-renewal prior to December 31 of the initial or subsequent term, as applicable. Mr. Smulyan’s annual incentive compensation target is 125% of his base salary and will be paid, if at all, based upon achievement of certain performance goals to be determined by our Compensation Committee. The company retains the right to pay any annual incentive compensation in cash or shares of our Class A common stock. In connection with execution of the agreement, the company paid Mr. Smulyan a $1,000,000 signing bonus. Each year the agreement remains in effect, Mr. Smulyan is entitled to receive an option to acquire 37,500 shares of our Class A common stock. Mr. Smulyan will continue to receive a $2,000 monthly automobile allowance and will continue to be reimbursed for up to $10,000 per year in premiums for life and disability insurance and retains the right to participate in all of our employee benefit plans for which he is otherwise eligible.

Effective August 1, 2017, we signed an employment agreement with Mr. Walsh to serve as our President and Chief Operating Officer through July 31, 2019. Mr. Walsh’s annual base compensation for the term of the employment agreement was $625,000, with annual increases of up to 2.5% as set forth in the employment agreement. The company retained the right to pay up to ten percent of Mr. Walsh’s base salary in shares of our common stock, and had the right to pay any incentive compensation in cash or shares of our common stock. Mr. Walsh’s annual incentive compensation targets for fiscal years 2018, 2019 and 2020 were 100% of his base compensation. In the event that Mr. Walsh’s employment terminated upon expiration of the employment agreement, Mr. Walsh’s annual incentive compensation for fiscal year 2020 would have been pro-rated. Additionally, the award of any annual incentive compensation was to be based upon achievement of certain performance goals to be determined each year by our Compensation Committee. On August 1, 2017, Mr. Walsh received an option, which vested at the end of the two year term, to acquire 62,500 shares of our common stock, as well as a restricted stock award of 176,679 shares of our common stock, half of which vested upon the first anniversary of the grant and the other half of which vested upon the completion of the two year term. Mr. Walsh was also eligible to earn performance-based awards at the end of the two year term with a fair market value of $300,000, $500,000 or $700,000 based on certain increases in share price set forth in the employment agreement.  Mr. Walsh continued to receive an automobile allowance of $1,000 per month and was eligible to be reimbursed for up to $5,000 per year in premiums for life and disability insurance and professional fees related to estate planning. Mr. Walsh retained the right to participate in all of our employee benefit plans for which he was otherwise eligible. The agreement remained subject to termination by our board of directors for cause (as defined in the agreement), by Mr. Walsh for good reason (as defined in the agreement) or by Mr. Walsh upon the acceptance of a chief executive officer position at a non-competitive company as set forth in the employment agreement. Mr. Walsh was entitled to certain termination benefits upon disability or death, and certain severance benefits.

Effective August 1, 2019, we entered into a new employment agreement with Patrick M. Walsh to continue to serve as the Company’s President and Chief Operating Officer. Under the agreement, Mr. Walsh’s annual base salary rate was $637,500 for the fiscal year ended February 29, 2020, and will increase, if at all, each fiscal year thereafter by an amount equal to the percentage increase for the Company’s corporate merit pool. Up to ten percent of his base salary may be paid in shares of our Class A common stock. His annual incentive bonus target is 100% of his base salary. The annual incentive bonus will be paid, if at all, based upon achievement of certain performance goals to be determined by the Company. The Company retains the right to pay such annual incentive bonus in cash or shares of our Class A common stock. Mr. Walsh will receive a monthly automobile allowance of $1,000, and will be reimbursed for up to $5,000 per year in premiums for insurance and estate planning. He also retains the right to participate in all of our employee benefit plans for which he is otherwise eligible. On August 1, 2019, Mr. Walsh was granted an option to purchase 30,000 shares of our Class A common stock. The option has an exercise price equal to the fair market value of our Class A common stock on the date of grant and is scheduled to vest on July 31, 2020. In addition, the agreement provides for the grant to Mr. Walsh of 30,000 restricted shares of the Company’s Class A common stock, which is scheduled to vest on July 31, 2020. The agreement is terminable by either party on sixty (60) days’ notice, by the Company for “Cause” (as defined in the agreement) or by Mr. Walsh for “Good Reason” (as defined in the agreement). Upon a termination by the Company (other than for Cause or due to Mr. Walsh’s death or disability) or by Mr. Walsh for Good Reason, Mr. Walsh will be entitled to severance equal to one year’s base salary and the vesting of his equity grants will accelerate.

Effective August 1, 2015, we entered into an employment agreement with Mr. Hornaday to serve as our Executive Vice President, Chief Financial Officer and Treasurer through February 28, 2019.  Under the agreement, Mr. Hornaday’s annual base salary rate was $350,000 for the remainder of our fiscal year ended February 29, 2016, increased to $410,000 for the fiscal year ended February 28, 2017, and further increased, if at all, each fiscal year thereafter by an amount equal to the percentage increase for the company’s corporate merit pool.  His annual incentive bonus target was 50% of his base salary.  The annual incentive bonus was to be paid, if at all, based upon achievement of certain performance goals to be determined by the company. The company retained the right to pay such annual incentive bonus in cash or shares of our Class A common stock.  Mr. Hornaday was entitled to receive a $1,000 monthly automobile allowance and to be reimbursed for up to $5,000 per year in premiums for insurance and estate planning.  He also retained the right to participate in all of our employee benefit plans for which he was otherwise eligible and was entitled to severance equal to one year of his then-current base salary in the event he was not offered substantially similar employment upon the expiration of the term and his employment terminates.  On August 1, 2015, Mr. Hornaday was granted an option to purchase 25,000 shares of our Class A common stock.  The option has an exercise price equal to the fair market value of our Class A common stock on the date of grant and vested on February 28, 2019.  In addition, the agreement provided for the grant to Mr. Hornaday of 25,000 restricted shares of the company’s Class A common stock, which vested on February 28, 2019, as well as the grant on March 1, 2016 of unrestricted shares of our Class A common stock having a fair market value of $29,167 on the date of grant.

Effective March 1, 2019, we entered into a new employment agreement with Ryan A. Hornaday to continue to serve as the Company’s Executive Vice President, Chief Financial Officer and Treasurer. Under the agreement, Mr. Hornaday’s annual base salary rate was $425,000 for the fiscal year ended February 29, 2020, and will increase, if at all, each fiscal year thereafter by an amount equal to the percentage increase for the Company’s corporate merit pool. Up to ten percent of his base salary may be paid in shares of our Class A common stock. His annual incentive bonus target is 75% of his base salary. The annual incentive bonus will be paid, if at all, based upon achievement of certain performance goals to be determined by the Company. The Company retains the right to pay such annual incentive bonus in cash or shares of our Class A common stock. Mr. Hornaday will receive a monthly automobile allowance of $1,000, and will be reimbursed for up to $5,000 per year in premiums for insurance and estate planning. He also retains the right to participate in all of our employee benefit plans for which he is otherwise eligible. On March 1, 2019, Mr. Hornaday was granted an option to purchase fifty thousand shares of our Class A common stock. The option has an exercise price equal to the fair market value of our Class A common stock on the date of grant and is scheduled to vest on February 28, 2022. In addition, the agreement provides for the grant to Mr. Hornaday of twenty-five thousand restricted shares of the Company’s Class A common stock, which is scheduled to vest on February 28, 2022. The agreement is terminable by either party on sixty (60) days’ notice, by the Company for “Cause” (as defined in the agreement) or by Mr. Hornaday for “Good Reason” (as defined in the agreement). Upon a termination by the Company (other than for Cause or due to Mr. Hornaday’s death or disability) or by Mr. Hornaday for Good Reason, Mr. Hornaday will be entitled to severance equal to one year’s base salary and the vesting of his equity grants will accelerate.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR -END FOR 2020 (1)

	Option Awards (2)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (3) ($)
	Exercisable	Unexercisable
Jeffrey H. Smulyan		39,911	3.46	3/1/2029	100,000	361,000
	13,303	26,608	3.91	3/1/2028
	6,174	13,302	2.50	3/1/2027
	39,911		7.78	3/2/2025
	39,911		12.52	3/5/2024
	39,911		6.17	3/1/2023
	24,105		2.64	3/1/2022
	39,909		3.84	5/4/2021
Patrick M. Walsh		31,928	4.94	8/1/2029	30,000	108,300
	41,499		2.66	8/1/2027
	66,518		10.30	1/2/2024
	66,517		11.84	9/4/2023
Ryan A. Hornaday		53,214	3.46	3/1/2029	25,000	90,250
	26,606		5.30	8/1/2025
	19,288		7.78	3/2/2025
	13,303		2.64	3/1/2022
(1)

The shares we refer to in this table are Class A common shares of the company. All share amounts and option exercise prices have been restated to reflect the company’s one-for-four reverse stock split effective July 7, 2016, as well as the equitable adjustment to stock options effected following the Distribution of MediaCo Class A Shares on January 17, 2020.

(2)

Mr. Smulyan’s options expiring 3/1/2029 vest in three equal parts on 3/1/2020, 3/1/2021, and 3/1/22.  His options expiring 3/1/2028 vest in three equal parts on 3/1/2019, 3/1/2020, and 3/1/21.  His options expiring 3/1/2027 vest in three equal parts on 3/1/2018, 3/1/2019, and 3/1/2020. Mr. Walsh’s options expiring 8/1/2029 vest on 8/1/2020. Mr. Hornaday’s options expiring 3/1/2029 vest on 3/1/2022.

(3)	These values were calculated using the closing price of our Class A common stock on February 28, 2020. Mr. Smulyan’s restricted stock consists of Class B common stock.

Retirement Plan

Emmis sponsors a Section 401(k) retirement savings plan that is available to substantially all employees age 18 years and older who have at least 30 days of service. Employees may make pretax contributions to the plan of up to 50% of their compensation, not to exceed the annual limit prescribed by the Internal Revenue Service (“IRS”). Emmis may make discretionary matching contributions to the plans in the form of cash or shares of our Class A common stock. Employee contributions had been matched at 33% up to a maximum of 6% of eligible compensation. However, Emmis suspended its matching contributions in calendar 2016 and has not re-instituted them.

Potential Payments upon Termination or Change in Control

The employment agreements we entered into with Messrs. Smulyan, Walsh, and Hornaday provide for certain payments and benefits to the named executive officer in the event that executive officer is terminated by the company without “cause,” or terminates his own employment with “good reason.”

We also have change in control severance agreements with Messrs. Smulyan, Walsh and Hornaday.  Each change in control severance agreement currently in effect provides that if the executive’s employment is terminated by the company within two years after a change in control of the company (or, in certain instances, in anticipation of a change in control), other than for cause, or is terminated by the executive for good reason, the executive is entitled to (1) a payment equal to the executive’s base salary through the termination date, plus a pro-rata portion of the executive’s target bonus for the year and any accrued vacation pay; (2) a severance payment equal to one times the sum of executive’s base salary plus target annual bonus (two times in the case of Mr. Smulyan); (3) continued accident and life insurance benefits for two years; (4) reimbursement of premiums for continuation of medical and dental benefits for 24 months; and (5) accelerated vesting of all stock options and restricted shares and, depending on the terms of the executive’s employment agreement, contract completion bonuses.  Messrs. Smulyan, Walsh and Hornaday are responsible for the payment of any excise tax under Section 4999 of the Internal Revenue Code (i.e., the parachute tax), subject to a so-called ‘valley provision.’ Under the valley provision, if the aggregate amount of the payments to Mr. Smulyan, Mr. Walsh or Mr. Hornaday would trigger the payment of the parachute tax, the payments under the change in control severance agreements will be reduced to an amount that does not trigger the parachute tax unless payment of the full amount due, after deducting the parachute tax to be paid by Mr. Smulyan, Mr. Walsh or Mr. Hornaday, is 102% or more of the reduced amount.  In each case, the executive is obligated not to voluntarily leave employment with Emmis during the pendency of (and prior to the consummation or abandonment of) a change in control other than as a result of disability, retirement or an event that would constitute good reason if the change-of-control had occurred.

Under each Change in Control Severance Agreement, change in control, cause and good reason are defined as follows:

Change in Control. A “change in control” of the company occurs if:

•

any individual, entity or group other than Mr. Smulyan or his affiliates becomes the beneficial owner of 35% or more of the company’s outstanding shares, or of the voting power of the outstanding shares;

•	the current members of the board of directors of the company (or persons approved by two-thirds of the current directors) cease to constitute at least a majority of the board;
•

the company is a party to a merger that results in less than 50% of the outstanding shares or voting power of the surviving corporation being held by persons who were not our shareholders immediately prior to the merger;

•	our shareholders approve a liquidation or dissolution of the company; or
•	any other event is determined by our board to constitute a change in control;
•

provided, however, that no “change in control” shall occur if Mr. Smulyan remains Chairman or CEO, retains 50% or more of the voting power, or has the ability to elect a majority of the board of directors.

Cause. “Cause” generally means:

•	the willful and continual failure of the executive to perform substantially his duties; or
•	the willful engaging in illegal conduct or gross misconduct which is materially injurious to the company.

Good Reason. “Good Reason” generally means:

•	any materially adverse change in the duties or responsibilities of the executive;
•	a material breach by the company of the executive’s employment agreement or Change in Control Severance Agreement;
•	a material reduction or series of reductions that result in the executive’s annual base salary being decreased by more than 5%;
•	any requirement that the executive relocate more than 35 miles from the office where the executive works; or
•	failure of a successor to assume the agreement.

In addition to the occurrence of one or more of the events constituting “Good Reason” set forth above, in order to resign his employment, each of the executives named above is also required to give the company notice of the occurrence of any such event within 90 days of such occurrence; and the company has the right to cure such occurrence within 30 days of such notice.

When the company’s board of directors determines that it is in the best interest of the company, the company may negotiate severance arrangements with a departing executive in addition to or in place of the arrangements described above. Circumstances under which the board may negotiate additional or different severance arrangements include but are not limited to:

•	to avoid or settle litigation with the executive;
•	to reduce an adverse financial effect on the company;
•	to reduce adverse tax consequences on the executive; or
•	to reward meritorious service by the executive.

Compensation of Directors

During the last fiscal year, each director who is not an officer of Emmis received a $30,000 annual retainer. In addition, the chair of our Audit Committee received a $10,000 annual retainer, the chair of our Compensation Committee received a $5,000 annual retainer, the chair of our Corporate Governance and Nominating Committee received a $3,000 annual retainer, the Lead Director received a $3,000 annual retainer, and each director received an annual retainer of $10,000 for each committee on which the director served. Further, each director who is not an officer of Emmis received an additional payment of $200,000 due to non-payment of compensation in various prior fiscal years, except that Mr. Kaseff only received an additional $30,000.  Finally, each director who is not an officer of Emmis received an option to purchase 25,000 shares of Class A common stock. These options were granted at fair market value on the grant date and vest in thirds on each of the first three anniversaries of the grant date. Our directors are also eligible to participate in our health insurance plan by paying the same rate charged for Continuation Coverage under the Consolidated Omnibus Budget Reconciliation Act (COBRA) of 1986.

In the table below, we have set forth information regarding compensation for the fiscal year ended February 29, 2020, received by each of our directors who is not an officer of Emmis. The dollar amounts in the table below for stock and option awards are the grant date fair market values associated with such awards.

2020 DIRECTOR COMPENSATION TABLE

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash ($)	Awards ($)	Awards (1) ($)	Compensation ($)	Total ($)
Susan B. Bayh	253,000	—	63,310	—	316,310
James M. Dubin	260,000	—	63,310	—	323,310
Gary L. Kaseff	60,000	—	63,310	(2)	123,310
Richard A. Leventhal	263,000	—	63,310	—	326,310
Peter A. Lund	255,000	—	63,310	—	318,310
Greg A. Nathanson	240,000	—	63,310	—	303,310
Lawrence B. Sorrel	250,000	—	63,310	—	313,310
(1)	In the following table we have set forth information regarding options held by each named director as of February 29, 2020.
(2)	During our last fiscal year, as a non-officer employee of the company, Mr. Kaseff earned $123,400.

Name	Number of Shares Underlying Options #	Option Exercise Price $	Option Expiration Date	Option Vesting Date
Mrs. Bayh	53,215	5.37	7/11/2029	1/3 on each of 7/12/20, ‘21 & ‘22
	26,607	4.58	7/12/2028	1/3 on each of 7/12/19, ‘20 & ‘21
	26,607	2.65	7/13/2027	1/3 on each of 7/13/18, ‘19 & ‘20
	79,822	2.61	2/28/2027	Fully Vested
	1,946	2.75	7/7/2026	1/3 on each of 7/7/17, ‘18 & ‘19
	26,607	1.93	1/29/2026	Fully Vested
	1,946	4.52	7/9/2025	Fully Vested
	1,946	10.53	7/10/2024	Fully Vested
	1,946	9.78	7/10/2023	Fully Vested
	1,946	7.37	11/5/2022	Fully Vested
	13,303	6.13	5/2/2022	Fully Vested
	1,946	3.88	7/13/2021	Fully Vested
	26,607	4.33	3/4/2021	Fully Vested
	1,946	1.81	12/17/2020	Fully Vested

Mr. Dubin	53,215	5.37	7/11/2029	1/3 on each of 7/12/20, ‘21 & ‘22
	26,607	4.58	7/12/2028	1/3 on each of 7/12/19, ‘20 & ‘21
	26,607	2.65	7/13/2027	1/3 on each of 7/13/18, ‘19 & ‘20
	79,822	2.61	2/28/2027	Fully Vested
	1,946	2.75	7/7/2026	1/3 on each of 7/7/17, ‘18 & ‘19
	26,607	1.93	1/29/2026	Fully Vested
	1,946	4.52	7/9/2025	Fully Vested
	1,946	10.53	7/10/2024	Fully Vested
	1,946	9.78	7/10/2023	Fully Vested
	1,946	7.37	11/5/2022	Fully Vested

Mr. Kaseff	53,215	5.37	7/11/2029	1/3 on each of 7/12/20, ‘21 & ‘22
	26,607	4.58	7/12/2028	1/3 on each of 7/12/19, ‘20 & ‘21
	26,607	2.65	7/13/2027	1/3 on each of 7/13/18, ‘19 & ‘20
	79,822	2.61	2/28/2027	Fully Vested
	1,946	2.75	7/7/2026	1/3 on each of 7/7/17, ‘18 & ‘19
	26,607	1.93	1/29/2026	Fully Vested
	1,946	4.52	7/9/2025	Fully Vested
	1,946	10.53	7/10/2024	Fully Vested
	1,946	9.78	7/10/2023	Fully Vested
	1,946	7.37	11/5/2022	Fully Vested
	13,303	6.13	5/2/2022	Fully Vested
	1,946	3.88	7/13/2021	Fully Vested
	26,607	4.33	3/4/2021	Fully Vested
	1,946	1.81	12/17/2020	Fully Vested

Mr. Leventhal	53,215	5.37	7/11/2029	1/3 on each of 7/12/20, ‘21 & ‘22
	26,607	4.58	7/12/2028	1/3 on each of 7/12/19, ‘20 & ‘21
	26,607	2.65	7/13/2027	1/3 on each of 7/13/18, ‘19 & ‘20
	79,822	2.61	2/28/2027	Fully Vested
	1,946	2.75	7/7/2026	1/3 on each of 7/7/17, ‘18 & ‘19
	26,607	1.93	1/29/2026	Fully Vested
	1,946	4.52	7/9/2025	Fully Vested
	1,946	10.53	7/10/2024	Fully Vested
	1,946	9.78	7/10/2023	Fully Vested
	1,946	7.37	11/5/2022	Fully Vested
	13,303	6.13	5/2/2022	Fully Vested
	1,946	3.88	7/13/2021	Fully Vested
	26,607	4.33	3/4/2021	Fully Vested
	1,946	1.81	12/17/2020	Fully Vested

Mr. Lund	53,215	5.37	7/11/2029	1/3 on each of 7/12/20, ‘21 & ‘22
	26,607	4.58	7/12/2028	1/3 on each of 7/12/19, ‘20 & ‘21
	26,607	2.65	7/13/2027	1/3 on each of 7/13/18, ‘19 & ‘20
	79,822	2.61	2/28/2027	Fully Vested
	1,946	2.75	7/7/2026	1/3 on each of 7/7/17, ‘18 & ‘19
	26,607	1.93	1/29/2026	Fully Vested
	1,946	4.52	7/9/2025	Fully Vested
	1,946	10.53	7/10/2024	Fully Vested
	1,946	9.78	7/10/2023	Fully Vested
	1,946	7.37	11/5/2022	Fully Vested
	13,303	6.13	5/2/2022	Fully Vested
	1,946	3.88	7/13/2021	Fully Vested
	26,607	4.33	3/4/2021	Fully Vested
	1,946	1.81	12/17/2020	Fully Vested

Mr. Nathanson	53,215	5.37	7/11/2029	1/3 on each of 7/12/20, ‘21 & ‘22
	26,607	4.58	7/12/2028	1/3 on each of 7/12/19, ‘20 & ‘21
	26,607	2.65	7/13/2027	1/3 on each of 7/13/18, ‘19 & ‘20
	79,822	2.61	2/28/2027	Fully Vested
	1,946	2.75	7/7/2026	1/3 on each of 7/7/17, ‘18 & ‘19
	26,607	1.93	1/29/2026	Fully Vested
	1,946	4.52	7/9/2025	Fully Vested
	1,946	10.53	7/10/2024	Fully Vested
	1,946	9.78	7/10/2023	Fully Vested
	1,946	7.37	11/5/2022	Fully Vested
	13,303	6.13	5/2/2022	Fully Vested
	1,946	3.88	7/13/2021	Fully Vested
	26,607	4.33	3/4/2021	Fully Vested
	1,946	1.81	12/17/2020	Fully Vested

Mr. Sorrel	53,215	5.37	7/11/2029	1/3 on each of 7/12/20, ‘21 & ‘22
	26,607	4.58	7/12/2028	1/3 on each of 7/12/19, ‘20 & ‘21
	26,607	2.65	7/13/2027	1/3 on each of 7/13/18, ‘19 & ‘20
	79,822	2.61	2/28/2027	Fully Vested
	1,946	2.75	7/7/2026	1/3 on each of 7/7/17, ‘18 & ‘19
	26,607	1.93	1/29/2026	Fully Vested
	1,946	4.52	7/9/2025	Fully Vested
	1,946	10.53	7/10/2024	Fully Vested
	1,946	9.78	7/10/2023	Fully Vested
	1,946	7.37	11/5/2022	Fully Vested
	13,303	6.13	5/2/2022	Fully Vested
	1,946	3.88	7/13/2021	Fully Vested
	26,607	4.33	3/4/2021	Fully Vested
	1,946	1.81	12/17/2020	Fully Vested

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

As of May 1, 2020, there were 12,156,766 shares of our Class A common stock and 1,242,366 shares of our Class B common stock issued and outstanding. The Class A common stock is entitled to an aggregate of 12,156,766 votes and the Class B common stock is entitled to an aggregate of 12,423,660 votes. The following table shows, as of May 1, 2020, the number of shares and percentage of our Class A common stock and Class B common stock held by each person known to us to own beneficially more than five percent of the issued and outstanding common stock, by the executive officers named in the beneficial ownership table below and our directors, and by our executive officers and directors as a group. Unless otherwise specified, the address of each person listed is: One Emmis Plaza, 40 Monument Circle, Suite 700, Indianapolis, IN 46204.

	Class A Common Stock			Class B Common Stock
Five Percent Shareholders, Directors, Nominees and Certain Executive Officers	Amount and Nature of Beneficial Ownership		Percent of Class	Amount and Nature of Beneficial Ownership		Percent of Class	Percent of Total Voting Power
Jeffrey H. Smulyan	258,573	(1)	2.1%	1,242,366	(15)	100.0%	51.1%
Susan B. Bayh	222,756	(2)	1.8%	—		—	*
James M. Dubin	168,275	(3)	1.4%	—		—	*
Ryan A. Hornaday	167,768	(4)	1.4%				*
Gary L. Kaseff	250,569	(5)	2.0%	—		—	1.0%
Richard A. Leventhal	277,932	(6)	2.3%	—		—	1.1%
Peter A. Lund	323,629	(7)	2.6%	—		—	1.3%
Greg A. Nathanson	341,628	(8)	2.8%	—		—	1.4%
Lawrence B. Sorrel	325,550	(9)	2.6%	—		—	1.3%
Patrick M. Walsh	382,769	(10)	3.1%	—		—	1.5%
All Executive Officers and Directors as a Group (12 persons)	3,191,733	(11)	22.6%	1,242,366		100.0%	59.2%
Other 5% Shareholders:
Gate City Capital Management, LLC	735,024	(12)	6.0%	—		—	3.0%
Nantahala Capital Management, LLC	781,783	(13)	6.4%	—		—	3.2%
Zazove Associates, LLC	1,377,685	(14)	11.3%	—		—	5.6%
*	Less than 1%.
(1)

Consists of 10,028 shares owned individually, 2,631 shares held in the 401(k) Plan, 2,780 shares held by Mr. Smulyan as trustee for his children over which Mr. Smulyan exercises or shares voting control, and 243,134 shares represented by stock options exercisable currently or within 60 days of May 1, 2020.

(2)	Consists of 36,188 shares owned individually and 186,568 shares represented by stock options exercisable currently or within 60 days of May 1, 2020.
(3)	Consists of 25,509 shares owned individually, and 142,766 shares represented by stock options exercisable currently or within 60 days of May 3, 2019.
(4)

Consists of 107,369 shares owned individually, 1,192 shares held in the 401(k) Plan, and 119,731 shares represented by stock options exercisable currently or within 60 days of May 1, 2020.  Of the shares owned individually, 25,000 are restricted stock subject to forfeiture if certain conditions are not satisfied.

(5)

Consists of 62,160 shares owned individually, 853 shares owned by Mr. Kaseff’s spouse, 337 shares held by Mr. Kaseff’s spouse for the benefit of their children, 650 shares held in the 401(k) Plan, and 186,569 shares represented by stock options exercisable currently or within 60 days of May 1, 2020.

(6)	Consists of 90,993 shares owned individually, 371 shares held in an IRA, and 186,568 shares represented by stock options exercisable currently or within 60 days of May 1, 2020.
(7)	Consists of 137,061 shares owned individually, and 186,568 shares represented by stock options exercisable currently or within 60 days of May 1, 2020.
(8)

Consists of 144,060 shares owned individually, 11,000 shares held in trust for the benefit of Mr. Nathanson’s children and 159,857 shares represented by stock options exercisable currently or within 60 days of May 1, 2020. Of the shares owned individually, 548 are restricted stock subject to forfeiture if certain conditions are not satisfied.

(9)	Consists of 138,982 shares owned individually and 186,568 shares represented by stock options exercisable currently or within 60 days of May 1, 2020.
(10)

Consists of 206,782 shares owned individually, 1,453 shares held in the 401(k) Plan, and 174,534 shares represented by stock options exercisable currently or within 60 days of May 1, 2020. Of the shares owned individually, 30,000 are restricted stock subject to forfeiture if certain conditions are not satisfied.

(11)

Includes 1,951,894 shares represented by stock options exercisable currently or within 60 days of May 1, 2020, and 132,000 shares of restricted stock subject to forfeiture if certain conditions are not satisfied.

(12)

Information concerning these shares was obtained from a Schedule 13G filed February 14, 2020 by Gate City Capital Management, LLC and Michael Melby, all of whose addresses are 425 S. Financial Place, Suite 910A, Chicago, IL 60605.

(13)

Information concerning these shares was obtained from a Schedule 13G/A filed February 13, 2020 by Nantahala Capital Management, LLC, Wilmont B. Harkey and Daniel Mack, all of whose addresses are 19 Old Kings Highway S., Ste. 200, Darien, Connecticut 06820.

(14)

Information concerning these shares was obtained from a Schedule 13G/A filed January 6, 2020 by Zazove Associates, LLC, Zazove Associates, Inc., and Gene T. Pretti, all of whose addresses are 1001 Tahoe Blvd., Incline Village, NV 89451.

(15)	Includes 100,000 shares of restricted stock that are subject to forfeiture if certain conditions are not satisfied.

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

ITEM 13. TRANSACTIONS WITH RELATED PERSONS

MediaCo Transaction and Related Agreements

In connection with a transaction (the “Transactions”) with SG Broadcasting, LLC (“SG Broadcasting”) that involved, among other things, Emmis conveying (the “Separation”) the assets of radio stations WBLS-FM and WQHT-FM (the “New York Radio Stations”) to a newly formed subsidiary, MediaCo Holding Inc. (“MediaCo”) and distributing (the “Distribution”) all of MediaCo’s Class A Common Stock (the “Class A Shares”) to all of Emmis’ shareholders pro rata. Emmis and MediaCo operate separately, each as an independent public company. In connection with the Separation, Emmis and MediaCo entered into certain agreements to affect the separation of MediaCo’s business from Emmis and govern MediaCo’s relationship with Emmis after the Separation. As a result, Emmis has appointed three directors to MediaCo’s board of directors and all of MediaCo’s executive officers are also executive officers of Emmis.  The following is a summary of the terms of the material agreements that we have entered into with MediaCo. These summaries set forth the terms of the agreements that we believe are material and are qualified in their entirety by reference to the full text of such agreements.

On June 28, 2019, we entered into a certain Contribution and Distribution Agreement with MediaCo and SG Broadcasting (the “Transaction Agreement”). The Transaction Agreement sets forth our agreements with MediaCo and SG Broadcasting regarding the principal actions to be taken in connection with the Transactions. The Transaction Agreement identified assets to be transferred, liabilities to be assumed and contracts to be assigned to the MediaCo as part of the separation.  It also provided for when and how these transfers, assumptions and assignments would occur.

Separation and Distribution.  At the closing of the Transactions and pursuant to the terms of the Transaction Agreement, SG Broadcasting made an investment in MediaCo (the “SG Broadcasting Investment”) consisting of $41,500,000 plus $6,250,000 for working capital purposes.  As consideration for the SG Broadcasting Investment, MediaCo issued to SG Broadcasting a convertible promissory note payable by MediaCo in the amount of $6,250,000 (the “SG Broadcasting Promissory Note”) and issued to SG Broadcasting 5,359,753 Class B Shares, which constituted all of the issued and outstanding Class B Shares, representing in the aggregate an approximately 76.28% equity ownership interest and 96.98% of the outstanding voting interests of MediaCo immediately following the Transactions. Contemporaneously, Emmis contributed the assets of the NY Radio Stations to MediaCo and MediaCo paid to Emmis the sum of $91,500,000 (the “Purchase Price”), issued a convertible promissory note payable by MediaCo to Emmis in the amount of $5,000,000 (the “Emmis Promissory Note”), secured the use of $5,000,000 of working capital from Emmis which must be repaid within nine months following the closing of the Transactions, and issued to Emmis 1,666,667 Class A Shares, which constituted all of the issued and outstanding Class A Shares and represented in the aggregate approximately 23.72% equity ownership interest and 3.02% of the outstanding voting interests of MediaCo immediately following the Transactions.  In connection with the Distribution, Emmis was issued an additional 16,619 Class A Shares in order to enable 0.1265 Class A Shares to be distributed for each share of Emmis common stock outstanding, and SG Broadcasting was issued an additional 53,444 Class B Shares to enable SG Broadcasting to retain its proportionate ownership percentage in MediaCo.

Contemporaneously with the close of the Transactions, to fund the Purchase Price, MediaCo entered into a five-year senior secured term loan agreement (the “Senior Credit Facility”) by and among MediaCo., the other parties designated as borrowers thereto, the financial institutions from time to time party thereto, and GACP Finance Co., LLC, a Delaware limited liability company, as administrative agent and collateral agent. The Senior Credit Facility provided for initial borrowings of up to $50,000,000, which net proceeds, along with the proceeds from the Initial SG Broadcasting and the SG Broadcasting Promissory Note, were paid to Emmis as consideration for the NY Radio Stations.

Indemnification.  The Transaction Agreement provides for releases with respect to pre‑closing claims arising from the Transactions, and with respect to post‑Distribution claims, except as otherwise provided in the Transaction Agreement, indemnifications principally designed to place financial responsibility for obligations and liabilities allocated to MediaCo under the Transaction Agreement with MediaCo and financial responsibility for obligations and liabilities allocated to Emmis under the Transaction Agreement with Emmis. Other than in limited circumstances, Emmis shall only be responsible for certain breaches of representations and warranties if losses exceed one percent (1%) Purchase Price and the maximum recovery is limited to ten percent (10%) of the Purchase Price.

Other Matters Governed by the Contribution and Distribution Agreement.  Other matters governed by the Transaction Agreement include, without limitation, access to financial and other information, insurance, confidentiality and access to and provision of records.

Emmis Promissory Note.  The Emmis Promissory Note carries interest at a base rate equal to the interest on any senior credit facility of MediaCo, or if no senior credit facility is outstanding, of 6.00%, and an additional increase of 1.00% following the second anniversary of the date of issuance and additional increases of 1.00% following each successive anniversary thereafter. The Emmis Promissory Note has a maturity date of the fifth (5th) anniversary of its execution. Additionally, the Emmis Promissory Note will be payable in interest in kind through maturity, and will be convertible into Class A Shares at the option of Emmis beginning six (6) months after issuance and at a strike price equal to the thirty (30) day volume weighted average price of the Class A Shares on the date of conversion.

Employee Leasing Agreement.  At closing of the Transactions, MediaCo entered into an Employee Leasing Agreement with a wholly owned subsidiary of Emmis, Emmis Operating Company (“EOC”). Pursuant to the Employee Leasing Agreement, MediaCo leases from EOC personnel at the NY Radio Stations who are existing employees of EOC to perform services for MediaCo consistent with each leased employees’ past practices at the NY Radio Stations. The initial term of the Employee Leasing Agreement is to last through December 31, 2020, and will automatically renew for successive six‑month periods, unless otherwise terminated upon the occurrence of certain events. MediaCo is to reimburse EOC for all costs and expenses directly attributable to the leased employees for their services to MediaCo, including salaries, benefits, and out‑of‑pocket expenses incurred in connection with the administration of benefits.

Management Agreement.  At closing of the Transactions, we entered into a Management Agreement with MediaCo for an initial term of two years. Under the Management Agreement, EOC is to provide to MediaCo direct management of NY Radio Stations and related assets, management of the Company’s financial reporting, SEC compliance and other similar obligations arising as a public company. MediaCo is to pay EOC an annual management fee equal to $1,250,000 in equal monthly installments, plus reimburse certain expenses directly related to the operation of MediaCo’s business. EOC is also prohibited from directly or indirectly investing in any business that competes with MediaCo and from soliciting or attempting to hire any of MediaCo’s employees during the term and through the fifth anniversary of the termination of the Employee Leasing Agreement.

Shared Services Agreement.  At closing of the Transactions, we entered into two Shared Services Agreements with MediaCo. Historically, Emmis has operated radio stations WLIB‑AM and WEPN‑FM (which were retained by Emmis) from many of the same facilities and using many of the same personnel as used in the operation of NY Radio Stations. The Shared Services Agreements became operative as of the completion of the Separation, and is to allow Emmis to continue to use MediaCo’s facilities, equipment and personal consistent with past practices. Emmis is to reimburse MediaCo for all incremental out of pocket costs and expenses incurred by MediaCo in connection with this arrangement.

Local Programming and Marketing Agreement.  At closing of the Transactions, we entered into a Local Programming and Marketing Agreement (the “LMA”) with MediaCo. Pursuant to the terms and provisions of the LMA, except for the hours of 6:00 a.m. to 8:00 a.m. each Sunday, MediaCo is to make available to Emmis the HD‑2 channel of MediaCo’s radio station WQHT‑FM for purposes of rebroadcasting the programs of Emmis’ radio station WLIB‑AM. The term of the LMA is intended to continue through December 31, 2022, but may otherwise terminate upon the occurrence of certain other events. Emmis is to be responsible for the salaries of WQHT‑FM employees and related costs for all personnel used in broadcasting WLIB‑AM programing, all other costs associated with the production of WLIB‑AM programming, and the costs of delivering WLIB‑AM programing to WQHT‑FM.

Antenna Site Agreement.  At closing of the Transactions, MediaCo entered into an Antenna Site Agreement with the Emmis subsidiary that owns the tower site for radio station WLIB-AM. The Antenna Site Agreement allows WBLS‑FM antenna space on the WLIB tower, as well as ground space for WBLS‑FM transmission equipment. The Antenna Site Agreement is to last for an initial term of 20 years, with two automatic renewal periods of 10 years each, unless MediaCo provides notice to WLIB of its intention to not renew the lease for an additional term. MediaCo is to pay to WLIB an annual license fee of ten dollars ($10).

Split Dollar Life Insurance

Prior to 2002, the company had made certain life insurance premium payments for the benefit of Mr. Smulyan. The company discontinued making such payments in 2001; however, pursuant to a Split Dollar Life Insurance Agreement and Limited Collateral Assignment dated November 2, 1997, the company retains the right, upon Mr. Smulyan’s death, resignation or termination of employment, to recover all of the premium payments it had made, which total $1,119,000.

Independent Directors

Our board of directors currently consists of nine members. Of these, our board has determined that six (Mrs. Bayh and Messrs. Dubin, Leventhal, Lund, Nathanson and Sorrel) qualify as “independent directors” under the listing standards of The Nasdaq Stock Market, Inc. In addition, Emmis is a “Controlled Company” as defined in the Nasdaq listing standards because more than 50% of the company’s voting power is held by one individual. The company is, therefore, pursuant to Nasdaq Marketplace Rule 5615(c)(2), exempt from certain aspects of Nasdaq’s listing standards relating to independent directors. Nevertheless, the company has voluntarily complied with such rules and a majority of the members of the board of directors are “independent directors” under Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

The following table sets forth the fees (including cost reimbursements) paid to Ernst & Young LLP for the fiscal years ended February 28, 2019 and February 29, 2020, for various categories of professional services they performed as our independent registered public accountants.

	Year ended February 28(29),
	2020	2019
Audit Fees (1)	$390,000	$495,000
Other Audit Fees (2)	117,000	15,000
Total Fees	$507,000	$510,000
(1)

Fees for both years relate to annual financial statement audits, limited quarterly review services and providing consents for SEC filings and other services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements.

(2)

In fiscal 2020, fees related to the sale of partnership interests in Austin, the MediaCo Transactions and audit services related to the Lencore acquisition.  In fiscal 2019, fees related to the sale of St. Louis and the additional work related to the implementation of new accounting standards.

Engagement of the Independent Registered Public Accountants and Approval of Services

During the fiscal years ended February 28, 2019 and February 29, 2020, prior to engaging the independent registered public accountants to render the above services and pursuant to its charter, the Audit Committee approved the engagement for each of the services and determined that the provision of such services by the independent registered public accountants was compatible with the maintenance of Ernst & Young’s independence in the conduct of its auditing services. Under its current charter, it is the policy of the Audit Committee (or in certain instances, the chairman of the Audit Committee) to pre-approve the retention of the independent registered public accountants for any audit services and for any non-audit services, including tax services. No services were performed during the fiscal year ended February 28, 2019, under the de minimis exception in Rule 2-01(c) (7)(i)(C)  of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Part IV of our Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Form 10-K Amendment.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
24.1	Powers of Attorney	X
31.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
31.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to Rule 13a-14(a) under the Exchange Act	X
32.1	Certification of Principal Executive Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer of Emmis Communications Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Signatures.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS COMMUNICATIONS CORPORATION

Date: June 24, 2020	By:	/s/ Jeffrey H. Smulyan
Jeffrey H. Smulyan
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE

Date: June 24, 2020	/s/ Jeffrey H. Smulyan	Chairman of the Board, Chief Executive Officer
	Jeffrey H. Smulyan	and Director (Principal Executive Officer)

Date: June 24, 2020	/s/ Ryan A. Hornaday	Executive Vice President, Chief Financial Officer
	Ryan A. Hornaday	and Treasurer (Principal Financial Officer and
Principal Accounting Officer)

Date: June 24, 2020	/s/ Patrick M. Walsh	President, Chief Operating Officer and Director
Patrick M. Walsh

Date: June 24, 2020	Susan B. Bayh*	Director
Susan B. Bayh

Date: June 24, 2020	James M. Dubin*	Director
James M. Dubin

Date: June 24, 2020	Gary L. Kaseff*	Director
Gary L. Kaseff

Date: June 24, 2020	Richard A. Leventhal*	Director
Richard A. Leventhal

Date: June 24, 2020	Peter A. Lund*	Director
Peter A. Lund

Date: June 24, 2020	Greg A. Nathanson*	Director
Greg A. Nathanson

Date: June 24, 2020	Lawrence B. Sorrel*	Director
Lawrence B. Sorrel

*By:	/s/ J. Scott Enright
J. Scott Enright Attorney-in-Fact